Form 10-Q
period 2000-06-30
CANAAN ENERGY CORP
filed 2000-09-28
CIK 1105747

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 333-30322

                                   -----------

                            CANAAN ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

                 OKLAHOMA                               73-1300132
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


                        119 NORTH ROBINSON, SUITE 600,
                        OKLAHOMA CITY, OKLAHOMA 73102
         (Address of principal executive offices, including zip code)

                                 (405) 232-3222
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At September 25, 2000, Canaan Energy Corporation had outstanding 632 shares of Common Stock, par value $1.00

                            CANAAN ENERGY CORPORATION
                          Part I. Financial Information
                          Item 1. Financial Statements
                             June 30, 2000 and 1999

                  (Forming a part of Form 10-Q Quarterly Report
                   to the Securities and Exchange Commission)

                            CANAAN ENERGY CORPORATION
                                 Balance Sheets

                                                                                June 30,         December 31,
                                                                                  2000              1999
                                                                              -------------     -------------
ASSETS

Current assets:

   Cash and cash equivalents                                              $        380,438  $        587,680
   Accounts receivable                                                             410,899           231,230
   Accounts receivable - affiliates                                                557,598            41,906
   Other assets                                                                      3,555             1,291
   Deferred tax asset                                                               62,000            62,000
                                                                              -------------     -------------
   Total current assets                                                          1,414,490           924,107
                                                                              -------------     -------------

Property and equipment, at cost, based on the full cost method of
   accounting for oil and gas properties                                           577,519           595,584
     Less accumulated depreciation and amortization                               (537,209)         (530,287)
                                                                              -------------     -------------
                                                                                    40,310            65,297
                                                                              -------------     -------------

Other assets                                                                       544,299           257,696
                                                                              -------------     -------------

       Total assets                                                       $      1,999,099  $      1,247,100
                                                                              =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
     Trade                                                                $        360,725  $        203,019
     Revenue and royalty due to others                                             795,241           263,937
     Payroll income tax withholdings                                                     -            77,388
   Accrued profit sharing
   contributions                                                                    60,377           126,320
   Income taxes payable                                                             47,676            15,000
   Note payable to bank                                                            125,000                 -
                                                                              -------------     -------------
       Total current liabilities                                                 1,389,019           685,664
                                                                              -------------     -------------

Deferred income taxes                                                               38,000            48,000

Stockholders' equity:
   Common stock, $1.00 par value; 25,000 shares
    authorized, 632 shares outstanding                                                 632               632
   Additional paid-in capital                                                      669,227           646,520
   Common stock subscriptions receivable                                            (3,637)           (7,274)
   Accumulated deficit                                                             (94,142)         (126,442)
                                                                              -------------     -------------
Total stockholders' equity                                                         572,080           513,436
                                                                              -------------     -------------

Total liabilities and
 stockholders' equity                                                      $     1,999,099  $      1,247,100
                                                                              =============     =============


See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION
                            Statements of Operations


                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                           --------------- --- -------------    ------------ --- --------------
                                                2000               1999            2000              1999
                                           ---------------     -------------    ------------     --------------
Revenues:
Oil and natural gas sales              $           33,378  $         40,961  $       71,118  $          55,416

Costs and expenses:
Lease operating                                    10,291             4,186          14,516              7,326
Production taxes                                    2,089             2,366           4,759              2,991
Depreciation and amortization                       3,158             8,836           6,922             11,584
General and administrative                        278,148           161,337         575,782            310,472
Less partnership management fees                 (278,148)         (161,337)       (567,148)          (310,472)
                                           ---------------     -------------    ------------     --------------
Net general and administrative
 expenses                                               -                 -           8,634                  -
                                           ---------------     -------------    ------------     --------------

Total costs and expenses                           15,538            15,388          34,831             21,901
                                           ---------------     -------------    ------------     --------------
Other income, principally interest                  8,552             8,524          21,931             18,685
                                           ---------------     -------------    ------------     --------------

Earnings before income taxes                       26,392            34,097          58,218             52,200
Income taxes                                       16,918             8,000          25,918             25,000
                                           ---------------     -------------    ------------     --------------

Net earnings                           $            9,474  $         26,097  $       32,300  $          27,200
                                           ===============     =============    ============     ==============
Net earnings per average
 common share outstanding -
 basic and diluted                     $            14.99  $          41.29  $        51.11  $           43.04
                                           ===============     =============    ============     ==============

Weighted average common
shares outstanding - basic
and diluted                                           632               632             632                632
                                           ===============     =============    ============     ==============


See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION
                            Statements of Cash Flows

                                                                                             Six Months Ended June 30,
                                                                                       ------------- --- -------------
                                                                                               2000              1999
                                                                                       -------------     -------------
Cash flows from operating activities:

Net earnings                                                                                 32,300            27,200
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                                                 6,922            11,584
Deferred income tax expense (benefit)                                                       (10,000)          (18,000)
Forgiveness of subscription receivable                                                        3,637             3,637

Changes in:
Accounts receivable                                                                        (695,361)         (219,337)
Other assets                                                                                 (2,264)                -
Accounts payable, accrued expenses and other liabilities                                    578,355          (235,352)
                                                                                       -------------     -------------
Net cash provided by (used in) operating activities                                         (86,411)         (430,268)
                                                                                       -------------     -------------
Cash flows from investing activities:
Proceeds from sales of property and equipment                                                     -                 -
Capital expenditures                                                                        (39,495)          (65,223)
Net proceeds from contract services                                                          57,560            56,424
Costs related to business combinations                                                     (286,603)                 -
                                                                                       -------------     -------------
Net cash provided by (used in) investing activities                                        (268,538)           (8,799)
                                                                                       -------------     -------------

Cash flows from financing activities:
Borrowings on current debt                                                                  125,000                 -
Net proceeds from contract services                                                          22,707            38,414
                                                                                       -------------     -------------

Net cash provided by (used in) financing activities                                         147,707            38,414
Net increase (decrease) in cash and cash equivalents                                       (207,242)         (400,653)
Cash and cash equivalents at beginning of period                                            587,680           749,538
                                                                                       -------------     -------------
Cash and cash equivalents at end of period                                         $        380,438  $        348,885
                                                                                       =============     =============

Supplemental cash flow information:
Cash payments for income taxes                                                     $          4,000  $          4,000
                                                                                       =============     =============
Supplemental schedule of non-cash
 investing and financing activities:
Cost related to business combinations
 incurred with accounts payable                                                                   -            10,001
                                                                                       =============     =============


See accompanying notes to financial statements.

CANAAN ENERGY CORPORATION
Statements of Stockholders' Equity




                                               Number of                                  Common         Retained
                                               Shares of                   Additional     Stock          Earnings       Total
                                              Common Stock     Common       Paid-in    Subscription   (Accumulated  Stockholders'
                                              Outstanding      Stock        Capital      Receivable      Deficit)       Equity
                                             --------------   --------    ------------ ------------   ------------  -------------
Balance at December 31, 1998                            632    $   632     $   608,106  $  (14,547)    $ (159,435)   $    434,756

   Net earnings                                           -          -               -           -         32,993          32,993
   Contract service revenues,
    net of expenses                                       -          -          38,414           -              -          38,414
   Forgiveness of subscription
    receivable                                            -          -               -       7,273              -           7,273
                                             --------------   --------    ------------ ------------   ------------  -------------

Balance at December 31, 1999                            632    $   632     $   646,520  $   (7,274)    $ (126,442)   $    513,436

   Net earnings (unaudited)                               -          -               -           -         32,300          32,300
   Contract service revenues,
    net of expenses (unaudited)                           -          -          22,707           -              -          22,707
   Forgiveness of subscription
    receivable (unaudited)                                -          -               -       3,637              -           3,637
                                             --------------   --------    ------------ ------------   ------------  -------------

Balance at June 30, 2000 (unaudited)                    632    $   632     $   669,227  $   (3,637)    $  (94,142)   $    572,080
                                             ==============   ========    ============ ============   ============  =============


                            CANAAN ENERGY CORPORATION
                          Notes to Financial Statements


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Canaan Energy Corporation (Canaan) is engaged primarily in the acquisition, development and production of oil and natural gas properties. Canaan serves as operator for approximately 110 producing oil and natural gas wells located in Oklahoma.

     Canaan also manages eight oil and natural gas limited partnerships (the Coral Limited Partnerships) on behalf of Coral Reserves, Inc. and Coral Reserves Energy Corporation, the general partners of the Coral Limited Partnerships (the General Partners). Canaan and the General Partners have the same ownership.

     Canaan, the Coral Limited Partnerships, the General Partners and Canaan Securities, Inc. (CSI), an unaffiliated broker/dealer which has previously participated in marketing of the limited partnership interests, are in the process of merging (subject to the approval of all parties), whereby the Coral Limited Partnerships, the General Partners and CSI will merge with and into Canaan for shares of Canaan's common stock. The merger with the Coral Limited Partnerships and the General Partners is expected to be accounted for as a reorganization of interests in a manner similar to a pooling of interests and the merger with CSI is expected to be accounted for as a purchase. Additionally, on February 15, 1999 Canaan entered into an agreement and plan of merger with Indian Oil Company (Indian), an unaffiliated oil and natural gas company. Under the agreement, Indian will merge with and into Canaan for shares of Canaan's common stock in a business combination. Canaan filed a registration statement with the SEC on Form S-4, File No. 333-30322 relating to these transactions, which became effective on August 14, 2000. The completion of all the above transactions (the "Combination Transactions") is anticipated in October, 2000, at which time Canaan's common stock is expected to be traded on the NASDAQ National Market System under the symbol KNAN.

     On January 3, 2000, Coral Reserves Group, Ltd. changed its name to Canaan Energy Corporation and continues to conduct business as Coral Reserves Group, Ltd.

     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Canaan's Registration Statement on Form S-4.

     Accounting policies employed by Canaan reflect industry practices and conform to generally accepted accounting principles.

     In the opinion of management, the accompanying unaudited financial statements as of June 30, 2000, and for the three and six months ended June 30, 1999 and 2000, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented.

2.   LONG-TERM DEBT

     At June 30, 2000, the Company had a $125,000 revolving bank credit facility, maturing on November 1, 2000. As of June 30, 2000, the Company had borrowed $125,000 under this facility. Borrowings under the facility are secured by certain oil and natural gas properties and bear interest at variable rates, which averaged 9.5% per annum as of June 30, 2000. In September, 2000 the revolving bank credit facility was increased to $225,000.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137 and FAS 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact of the adoption of FAS 133, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion addresses material changes in results of operations for the three- month and six-month periods ended June 30, 2000, compared to the three-month and six-month periods ended June 30, 1999, and in financial condition since December 31, 1999. The discussion should be read in conjunction with Canaan's Registration Statement on Form S-4 File No. 333-30322 declared effective August 14, 2000.

Canaan, the Coral Limited Partnerships, the General Partners and Canaan Securities, Inc. (CSI), an unaffiliated broker/dealer which has previously participated in marketing of the limited partnership interests, are in the process of merging (subject to the approval of all parties), whereby the Coral Limited Partnerships, the General Partners and CSI will merge with and into Canaan for shares of Canaan's common stock. The merger with the Coral Limited Partnerships and the General Partners is expected to be accounted for as a reorganization of interests in a manner similar to a pooling of interests and the merger with CSI is expected to be accounted for as a purchase. Additionally, on February 15, 1999 Canaan entered into an agreement and plan of merger with Indian Oil Company (Indian), an unaffiliated oil and natural gas company. Under the agreement, Indian will merge with and into Canaan for shares of Canaan's common stock in a business combination. Canaan filed a registration statement with the SEC on Form S-4, File No. 333-30322 relating to these transactions, which became effective on August 14, 2000. The completion of all the above transactions (the "Combination Transactions") is anticipated in October, 2000, at which time Canaan's common stock is expected to be traded on the NASDAQ National Market System under the symbol KNAN.

OVERVIEW

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1999

REVENUES

Revenues from oil and natural gas sales increased 28% or $15,702 from $55,416 during the first half of 1999 to $71,118 for the same period of 2000. This increase was due primarily to increased oil and gas prices, which averaged $22.66 per barrel and $3.47 per Mcf for the first half of 2000 versus $14.62 per barrel and $1.99 per Mcf for the corresponding period of 1999. These prices represent a 55% increase for oil and an 74% increase for gas. Revenue increases attributable to rising prices were offset by declines in oil and gas production and by the effects of Canaan's hedging activities. Oil production for the six months ended June 30, 2000 fell by 19% or 153 barrels to 655 barrels versus 808 barrels for the same period of 1999. Gas production for the six months ended June 30, 2000 decreased by 26% or 5,631 Mcf to 16,125 Mcf as compared to 21,756 during the same period of 1999. Production calculated on an equivalent barrel basis resulted in 3,343 Boe for the six months ended June 30, 2000 compared to 4,434 Boe for the same period in 1999, a 25% decrease. The results of Canaan's hedging activities for the first six months of 2000 served to decrease oil revenues and average price by $3,393 and $5.18 per Bbl, respectively. The effect of hedging activities on gas revenues and average price was a reduction of $2,313 and $0.14 per Mcf, respectively.

LEASE OPERATING EXPENSE

Lease operating expenses rose $7,190 or 98% to $14,516 for the first six months of 2000, from $7,326 during the same period in 1999. This increase was the result of operating expenses associated with new wells drilled during the first half of 2000, including transportation charges of $2,691 on the Gwartney 13-6 well. Credit adjustments to one well in the first half of 1999 served to reduce 1999 expense, accounting for the remainder of the increase.

PRODUCTION TAXES

Gross production taxes increased by $1,768 or 59% to $4,759 during the first half of 2000 compared to $2,991 during the corresponding period of 1999. The increase was due to a 39% increase in oil and natural gas sales before the effect of Canaan's hedging activities, and to gross production tax reimbursements received in 1999 which served to reduce the total for the first half of 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $4,662 or 40% from $11,584 during the first half of 1999 to $6,922 for the same period of 2000. The decline was attributable to a decrease in the full cost pool amortization provision. Canaan records general and administrative expense reimbursements in excess of general and administrative expenses incurred as reductions to the full cost pool. Such reimbursements through the first six months of 2000 resulted in significantly lower amortizable costs in the full cost pool. Accordingly, full cost pool amortization decreased $4,662 or 77% from $6,088 during the first half of 1999 to $1,426 for the same period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

Net general and administrative expenses were $8,684 for the first half of 2000 versus $0 for the first half of 1999. Canaan operates eight affiliated partnerships on behalf of the general partners, and receives reimbursement of its associated expenses from the general partners. These amounts consist of general and administrative reimbursement fees as defined in the partnership agreements plus the general partners' monthly cash distributions, collectively classified in the income statement as "partnership management fees". Fees in excess of general and administrative expenses incurred are recognized as a reduction of capitalized oil and gas costs, and those fees in excess of net capitalized oil and gas costs are recognized as a contribution to equity. General and administrative expenses before the reduction by partnership management fees rose $265,310 or 85% to $575,782 during the six months ended June 30, 2000 compared to $310,472 for the same period of 1999. Principal components of the increase were salaries expense, which rose $177,595 or 43% from $408,687 to $586,262 and professional fees, which rose $63,562 in 2000, primarily in connection with Canaan's efforts to register certain shares of its common stock to be issued to the limited partners of its affiliated pertnerships and to the stockholders of Indian Oil Company in connection with the Combination Transactions.

INCOME TAXES

The effective income tax rate for the six month period ended June 30, 2000 was approximately 45%, which is similar to the 48% for the comparable period of 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES

Revenues from oil and natural gas sales declined 19% or $7,583 from $40,961 during the three months ended June 30, 1999 to $33,378 for the same period of 2000. This decrease in revenues was the result of lower oil and gas production offset by an increase in oil and gas prices. Oil production for the three months ended June 30, 2000 decreased by 47% or 231 barrels to 265 barrels versus 496 barrels for the same period of 1999. Gas production for the three months ended June 30, 2000 decreased by 50% or 7,345 Mcf to 7,468 Mcf as compared to 14,813 during the same period of 1999. Production calculated on an equivalent barrel basis resulted in 1,510 Boe for the three months ended June 30, 2000 compared to 2,965 Boe for the same period in 1999, a 49% decrease. Oil and gas prices both increased, averaging $20.59 per barrel and $3.73 per Mcf for the three months ended June 30, 2000 versus $16.38 per barrel and $2.20 per Mcf for the corresponding period of 1999. These prices represent a 26% increase for oil and a 70% increase for gas. The results of Canaan's hedging activities for the three months ended June 30, 2000 served to decrease oil revenues and average price by $3,393 and $14.69 per Bbl, respectively. The effect of hedging activities on gas revenues and average price was a reduction of $2,313 and $0.31 per Mcf, respectively.

LEASE OPERATING EXPENSE

Lease operating expenses rose $6,105 or 146% to $10,291 for the three months ended June 30, 2000, from $4,186 during the same period in 1999. This increase was the result of operating expenses associated with new wells drilled during the three months ended June 30, 2000, including transportation charges of $2,691 on the Gwartney 13-6 well. Credit adjustments to one well in the three months ended June 30, 1999 served to reduce 1999 expense, accounting for the remainder of the increase.

PRODUCTION TAXES

Gross production taxes decreased by 12% to $2,089 during the three months ended June 30, 2000 compared to $2,366 during the corresponding period of 1999. The decrease was due to a 5% decline in oil and natural gas sales before the effects of Canaan's hedging transactions and to production tax credits received during the three months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $5,678 or 64% from $8,836 during the three months ended June 30, 1999 to $3,158 for the same period of 2000. The decline was attributable to a decrease in the full cost pool amortization provision. Canaan records general and administrative expense reimbursements in excess of general and administrative expenses incurred as reductions to the full cost pool. Such reimbursements for the three months ended June 30, 2000 resulted in no amortizable costs remaining in the full cost pool. Accordingly, depreciation and amortization for the three months ended June 30, 2000 consisted only of depreciation on non oil and gas assets.

GENERAL AND ADMINISTRATIVE EXPENSE

Net general and administrative expenses were $0 for the both the three months ended June 30, 2000 and the three months ended June 30, 1999. Canaan operates eight affiliated partnerships on behalf of the general partners, and receives reimbursement of its associated expenses from the general partners. These amounts consist of general and administrative reimbursement fees as defined in the partnership agreements plus the general partners' monthly cash distributions, collectively classified in the income statement as "partnership management fees". Fees in excess of general and administrative expenses incurred are recognized as a reduction of capitalized oil and gas costs, and those fees in excess of net capitalized oil and gas costs are recognized as a contribution to equity. General and administrative expenses before the reduction by partnership management fees rose $116,811 or 72% to $278,148 during the three months ended June 30, 2000 compared to $161,337 for the same period of 1999. Principal components of the increase were salaries expense, which rose $84,350 or 41% from $207,968 to $292,318 and professional fees, which rose $33,562 in 2000, primarily in connection with Canaan's efforts to register certain shares of its common stock to be issued to the limited partners of its affiliated pertnerships and to the stockholders of Indian Oil Company in connection with the Combination Transactions.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part I, Item 1 included elsewhere herein.

CAPITAL EXPENDITURES

Canaan incurred $39,425 in capital expenditures million during the first six months of 2000. Approximately $18,000 of this total was spent in the drilling and development of oil and gas properties. The remaining $21,000 related primarily to computer equipment and field truck expenditures.

Capital expenditures for the first six months of 1999 totaled $65,223, all of which was spent in the acquisition, drilling or development of oil and gas properties.

CAPITAL RESOURCES AND LIQUIDITY

Canaan's cash requirements have been met primarily with cash flow provided by operations, and supplemented by borrowings under the Company's bank credit facility. At June 30, 2000, Canaan had a bank credit facility in place that provided for a borrowing base of $125,000. The line of credit was fully drawn as of June 30, 2000. In September, 2000, the borrowing base was increased by $100,000 to $225,000. As of September 25, 2000 this additional borrowing capacity is unused.

The June 30, 2000 note payable in the amount of $125,000 is due November 1, 2000 under the terms of the Loan Modification and Extension Agreement dated September 21, 2000. The Company expects this balance to be refinanced with a credit facility to be put in place in connection with the closing of the Combination Transactions expected in October, 2000.

As discussed in the Form S-4 Registration Statement relating to the Combination Transactions, Canaan's future cash requirements and capital resources will change upon consummation of the Combination Transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canaan is a party to one natural gas price swap and one oil price swap. These price swap contracts were entered into in 1999. Canaan has not entered into any new price swap or other derivative financial instrument agreements in 2000 to date.

The natural gas price swap agreement covers 1,500 Mcf of gas per month through September 2000. Canaan receives $2.60 per Mcf and pays the counterparty a floating index price. The floating index price as of June 30, 2000 was $4.21 per Mcf. Each $.10 per Mcf increase in the floating index price creates an additional $150 per month that Canaan is obligated to pay the counterparty.

The oil price swap agreement covers 100 barrels of oil per month through December 2000. Canaan receives $22.00 per barrel and pays the counterparty a floating index price. The floating index price as of June 30, 2000 was $31.53 per barrel. Each $1.00 per barrel increase in the floating index price creates an additional $100 per month that Canaan is obligated to pay the counterparty.

The interest rate on Canaan's bank credit facility is based upon the financial institution's prime rate plus 1 percent. As of June 30, 2000, the interest rate on the bank credit facility rate was 9.50%. Based upon the amounts outstanding as of June 30, 2000, a 1.0% change in the base rate would increase Canaan's monthly interest payments by approximately $100 per month.

Canaan does not have any other market rate sensitive financial instruments.

                          PART II -- OTHER INFORMATION
ITEMS 1 -4

         Not applicable.

ITEM 5 - OTHER EVENTS

         On August 14, 2000, Canaan's Registration Statement on Form S-4, File No. 333-30322 (the "Registration Statement") relating to the Combination Transactions was declared effective by the SEC. A combined meeting of the Coral partnerships is scheduled for October 23, 2000 to vote on the transactions. As of September 28, 2000, the required votes to approve the transactions had been received for all partnerships, and it is currently anticipated that the Combination Transactions will be consummated on or about October 23, 2000 after which date Canaan's common stock will be traded on the NASDAQ National Market System under the symbol KNAN. Reference is made to the Registration Statement for a complete description of the Combination Transactions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule - June 30, 2000

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CANAAN ENERGY CORPORATION
                                                      (Registrant)


                                                     Leo E. Woodard
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                                   Michael S. Mewbourn
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER



Date:   September 28, 2000