Form 10-Q
period 2000-09-30
CANAAN ENERGY CORP
filed 2000-11-14
CIK 1105747

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________to________

                        COMMISSION FILE NUMBER: 000-31819

                                   -----------

                            CANAAN ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

             OKLAHOMA                                    73-1300132
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

          119 NORTH ROBINSON, SUITE 600, OKLAHOMA CITY, OKLAHOMA 73102 (Address of principal executive offices, including zip code)

                                 (405) 232-3222
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At November 10, 2000, Canaan Energy Corporation had outstanding 4,931,815 shares of Common Stock, par value $0.01

                            CANAAN ENERGY CORPORATION
                          Part I. Financial Information
                          Item 1. Financial Statements

                            CANAAN ENERGY CORPORATION
                                 Balance Sheets

                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                              --------------    ---------------
                                                                               (Unaudited)
ASSETS

Current assets:

   Cash and cash equivalents                                                  $     317,194     $      587,680
   Accounts receivable                                                              389,846            231,230
   Accounts receivable - affiliates                                                 959,999             41,906
   Other assets                                                                       1,291              1,291
   Deferred tax assets                                                               68,500             62,000
                                                                              --------------    ---------------
      Total current assets                                                        1,736,830            924,107
                                                                              --------------    ---------------

Property and equipment, at cost, based on the full cost method of
   accounting for oil and gas properties                                            580,256            595,584
     Less accumulated depreciation and amortization                                (540,457)          (530,287)
                                                                              --------------    ---------------
                                                                                     39,799             65,297
                                                                              --------------    ---------------
Other assets                                                                        962,480            257,696
                                                                              --------------    ---------------

       Total assets                                                           $   2,739,109     $    1,247,100
                                                                              ==============    ===============


LIABILITIES AND STOCKHOLDERS'
   EQUITY

Current liabilities:
   Accounts payable:
     Trade                                                                    $     819,494     $      203,019
     Revenue and royalty due to others                                            1,057,723            263,937
     Payroll income tax withholdings                                                      -             77,388
   Accrued profit sharing contributions                                              93,348            126,320
   Income taxes payable                                                              31,676             15,000
   Note payable                                                                     125,000                  -
                                                                              --------------    ---------------
       Total current liabilities                                                  2,127,241            685,664
                                                                              --------------    ---------------

Deferred income taxes                                                                56,000             48,000

Stockholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized,
   563,000 shares outstanding in 2000 and 1999                                        5,630              5,630
   Additional paid-in capital                                                       673,989            641,522
   Common stock subscriptions receivable                                             (1,819)            (7,274)
   Accumulated deficit                                                             (121,932)          (126,442)
                                                                              --------------    ---------------
       Total stockholders' equity                                                   555,868            513,436
                                                                              --------------    ---------------

Total liabilities and stockholders' equity                                    $   2,739,109     $    1,247,100
                                                                              ==============    ===============

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                           ---------------------------------    -------------------------------
                                                2000               1999            2000              1999
                                           ---------------     -------------    ------------     --------------
Revenues:
Oil and natural gas sales                  $       44,734      $     36,256     $   115,852      $      91,672

Costs and expenses:
Lease operating                                     5,668             3,352          20,184             10,678
Production taxes                                    3,732             3,607           8,491              6,598
Depreciation and amortization                       3,248            11,369          10,170             22,953
General and administrative expenses               264,089           240,584         839,871            551,056
Less partnership management fees                 (203,000)         (238,000)       (770,148)          (548,472)
                                           ---------------     -------------    ------------     --------------
Net general and administrative
expenses                                           61,089             2,584          69,723              2,584
                                           ---------------     -------------    ------------     --------------

Total costs and expenses                           73,737            20,912         108,568             42,813
                                           ---------------     -------------    ------------     --------------

Other income, principally
interest                                            7,145             7,618          29,076             26,303
                                           ---------------     -------------    ------------     --------------

Earnings (loss) before income taxes               (21,858)           22,962          36,360             75,162

Income taxes                                        5,932            18,000          31,850             43,000
                                           ---------------     -------------    ------------     --------------

Net earnings (loss)                        $      (27,790)     $      4,962     $     4,510      $      32,162
                                           ===============     =============    ============     ==============
Net earnings (loss) per average
common share outstanding - basic
and diluted                            $            (.05)  $            .01  $          .01  $             .06
                                           ===============     =============    ============     ==============

Weighted average common
shares outstanding - basic
and diluted                                       563,000           563,000         563,000            563,000
                                           ===============     =============    ============     ==============

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2000              1999
                                                                                      -------------     -------------
Cash flows from operating activities:
Net earnings                                                                       $         4,510  $         32,162

  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                             10,170            22,953
  Deferred income tax expense (benefit)                                                      1,500           (36,000)
  Forgiveness of subscription receivable                                                     5,455             5,792

  (Increase) decrease in:

  Accounts receivable                                                                   (1,076,709)         (226,475)
  Other assets                                                                                   -               110
  Accounts payable, accrued expenses and other liabilities                               1,316,577           (91,746)
                                                                                      -------------     -------------
Net cash provided by (used in) operating activities                                        261,503          (293,204)
                                                                                      -------------     -------------
Cash flows from investing activities:
Capital expenditures                                                                       (57,097)         (109,715)
Net proceeds from contract services reducing property costs                                 72,425            81,355
Costs related to business combinations                                                    (704,784)                -
                                                                                      -------------     -------------
Net cash used in investing activities                                                     (689,456)          (28,360)
                                                                                      -------------     -------------

Cash flows from financing activities:
Borrowings on current debt                                                                 125,000                 -
Net proceeds from contract services allocated to stockholders' equity                       32,467            38,414
                                                                                      -------------     -------------
Net cash provided by financing activities                                                  157,467            38,414
                                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents                                      (270,486)         (283,150)
Cash and cash equivalents at beginning of period                                           587,680           749,538
                                                                                      -------------     -------------
Cash and cash equivalents at end of period                                         $       317,194  $        466,388
                                                                                      =============     =============

Supplemental cash flow information:
Cash payments for income taxes                                                     $        13,350  $         35,000
                                                                                      =============     =============
Cash payments for interest                                                         $         3,813  $              -
                                                                                      =============     =============

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                       Statements of Stockholders' Equity

                                 Number of                                                       Retained
                                 Shares of                    Additional     Common Stock        Earnings             Total
                                Common Stock                    Paid-In      Subscription      (Accumulated       Stockholders'
                                Outstanding    Common Stock     Capital       Receivable         Deficit)            Equity
                               --------------- ------------- -------------- ---------------- ------------------ ------------------
Balance at December 31, 1998          563,000         5,630        603,108          (14,547)          (159,435)           434,756

Net earnings                                -             -              -                -             32,993             32,993
Contract service revenues,
  net of expenses                           -             -         38,414                -                  -             38,414
Forgiveness of subscription
  receivable                                -             -              -            7,273                  -              7,273
                               --------------- ------------- -------------- ---------------- ------------------ ------------------

Balance at December 31, 1999          563,000         5,630        641,522           (7,274)          (126,442)           513,436

Net earnings (unaudited)                    -             -              -                -              4,510              4,510
Contract service revenues,
  net of expenses (unaudited)               -             -         32,467                -                  -             32,467
Forgiveness of subscription
  receivable (unaudited)                    -                                         5,455                  -              5,455
                               --------------- ------------- -------------- ---------------- ------------------ ------------------

Balance at September 30, 2000
  (unaudited)                         563,000         5,630        673,989          (1,819)          (121,932)            555,868
                               =============== ============= ============== ================ ================== ==================

         See accompanying notes to financial statements.

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

     Prior to October 23, 2000, Canaan also managed eight oil and natural gas limited partnerships (the Coral Limited Partnerships) on behalf of Coral Reserves, Inc. and Coral Reserves Energy Corporation, the general partners of the Coral Limited Partnerships (the General Partners). Canaan and the General Partners had the same ownership.

     On October 23, 2000, Canaan acquired the Coral Limited Partnerships, the General Partners, Canaan Securities, Inc. (CSI), an unaffiliated broker/dealer which has previously participated in marketing of the limited partnership interests, and Indian Oil Company (Indian), an unaffiliated oil and natural gas company. Canaan issued 4,368,815 shares of its common stock as consideration for the acquired entities. It also paid a stock dividend of 562,368 shares to its shareholders of record immediately prior to the combination transaction for the purpose of increasing Canaan's outstanding shares to the amount allocated to it under the terms of the combination transaction. The accompanying financial statements reflect the stock dividend as if it had occurred as of the earliest period presented. Subsequent to October 23, 2000, the acquisition of the Coral Limited Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests, and the acquisition of CSI and Indian were accounted for as purchases.

     On January 3, 2000, Coral Reserves Group, Ltd. changed its name to Canaan Energy Corporation and continues to conduct business as Coral Reserves Group, Ltd.

     The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Canaan's Registration Statement on Form S-4, File No. 333-33321.

     Accounting policies employed by Canaan reflect industry practices and conform to generally accepted accounting principles.

     In the opinion of management, the accompanying unaudited financial statements as of September 30, 2000, and for the three and nine months ended September 30, 1999 and 2000, reflect adjustments (all of which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented.

2.   COMBINATION TRANSACTIONS

     On October 23, 2000 Canaan completed the business combination transactions described in Note 1. As consideration for the acquired entities, Canaan issued 4,368,815 shares of its common stock to shareholders of the acquired entities. As discussed in Note 1, the acquisition of the Coral Limited Partnerships was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases. The following unaudited proforma information presents the combined results of operations of Canaan and the acquired entities as if the transactions had taken place as of the beginning of 1999. The unaudited proforma financial information does not necessarily reflect the results of operations that would have occurred had the transactions actually taken place at the beginning of 1999.

                                                                                   Nine Months Ended
                                                                   --------------------------------------------------
                                                                      September 30, 2000        September 30, 1999
                                                                   -------------------------- -----------------------
    Total revenues and other income                                         $ 17,303,447               $14,417,909
    Production and operating expenses                                          4,325,883                 4,066,304
    Depreciation and amortization                                              4,456,604                 5,414,237
    General and administrative expenses                                        1,951,048                 2,786,088
    Interest expense                                                           2,204,112                 2,117,484
    Net earnings before income taxes                                           4,365,800                    33,796
    Income tax expense                                                         1,659,004                    12,842
    Net earnings before transaction expenses                                   2,706,796                    20,954
    Transaction expenses (net of income tax benefit)                                   -                   596,440
    Net earnings                                                            $  2,706,796               $  (575,486)
    Earnings per share                                                             $0.55                    $(0.12)

3.   LONG-TERM DEBT

     At September 30, 2000, the Company had a $225,000 revolving bank credit facility, maturing on November 1, 2000. As of September 30, 2000, the Company had borrowed $125,000 under this facility. Borrowings under the facility are secured by certain oil and natural gas properties and bear interest at variable rates, which averaged 9.5% per annum as of September 30, 2000.

     Simultaneously with the closing of the transactions described in Note 2, the Company entered into a new secured revolving credit facility with a group of banks which provides for an initial borrowing base of $34.25 million based on the Company's oil and gas reserves, which reduces monthly at the rate of $535,000 beginning December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. In connection with the closing, the Company borrowed $34.1 million under the credit facility to refinance $31 million in existing indebtedness of the parties to the transaction expenses.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 (as amended by FAS 137 and FAS 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt the provisions of FAS 133 as of January 1, 2001.

     FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in FAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of FAS 133. The Company has not yet determined the impact of the adoption of FAS 133, as amended. However, if the wellhead price of gas for January
     2001 remains the same as the wellhead price being received as of September 2000, the Company will record a liability as of January 1, 2001 for its gas price swap with the offsetting amount recorded as a component of other comprehensive earnings (loss) in stockholders' equity. The Company intends to designate its gas price swap contract as a cash flow hedge of the risk of changes in the price to be received for certain forecasted gas production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion addresses material changes in results of operations for the three- month and nine-month periods ended September 30, 2000, compared to the three-month and nine-month periods ended September 30, 1999, and in financial condition since December 31, 1999. The discussion should be read in conjunction with Canaan's Registration Statement on Form S-4, File No. 333-33321.

The discussion which follows is an analysis of the results of operations for Canaan Energy Corporation during periods prior to the completion of the Combination Transactions referred to in Item 1 and discussed further in this Item.

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues from oil and natural gas sales increased 23% or $8,478 from $36,256 during the three months ended September 30, 1999 to $44,734 for the same period of 2000. Gas production for the period increased 26% or 2,130 Mcf from 8,252 Mcf during the three months ended September 30, 1999 to 10,382 Mcf for the same period of 2000. Average gas price received increased by 1% to $3.44 per Mcf for the three months ended September 30, 2000 from $3.41 for the same period of 1999. Oil production fell by 16% during the three months ended September 30, 2000 to 338 barrels versus 402 barrels for the same period of 1999. The effect of this decrease was offset by an increase in average oil price of $4.08 per barrel or 21% from $19.76 per barrel during the three months ended September 30, 1999 to $23.83 per barrel for the same period of 2000. Production calculated on an equivalent Mcf basis resulted in 12,409 Mcfe for the three months ended September 30, 2000 compared to 10,663 Mcfe for the same period in 1999, a 16% increase. The results of Canaan's hedging activities for the three months ended September 30, 2000 served to decrease oil revenues and average price by $2,693 and $7.97 per Bbl, respectively. The effect of hedging activities on gas revenues and average price was a reduction of $10,304 and $0.99 per Mcf, respectively.

LEASE OPERATING EXPENSE

Lease operating expenses rose $2,316 or 69% to $5,668 for the three months ended September 30, 2000, from $3,352 during the same period in 1999. This increase was the result of operating expenses associated with new wells drilled during the nine months ended September 30, 2000, including transportation charges of $1,255 on the Gwartney 13-6 well. Credit adjustments to one well in the three months ended September 30, 1999 served to reduce 1999 expense, accounting for the remainder of the increase.

GROSS PRODUCTION TAXES

Gross production taxes increased by 3% to $3,732 in the three months ended September 30, 2000 as compared to $3,607 during the corresponding period of 1999. The increase was due to the 23% increase in oil and natural gas sales and somewhat mitigated by certain transportation costs which are deducted for gross production tax calculation purposes.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization fell $8,121 or 64% from $11,369 during the three months ended September 30, 1999 to $3,248 for the same period of 2000. The decline was attributable to a decrease in the full cost pool amortization provision. Canaan records general and administrative expense reimbursements in excess of general and administrative expenses incurred as reductions to the full cost pool. Such reimbursements for the three months ended September 30, 2000 resulted in no amortizable costs remaining in the full cost pool. Accordingly, depreciation and amortization for the three months ended September 30, 2000 consisted only of depreciation on non oil and gas assets.

GENERAL AND ADMINISTRATIVE EXPENSE

Net general and administrative expenses increased by $58,505 or 2264% to $61,089 for the three months ended September 30, 2000 compared to $2,584 for the same period of 1999. Canaan operates eight affiliated partnerships on behalf of the general partners, and receives reimbursement of its associated expenses from the general partners. These amounts consist of general and administrative reimbursement fees as defined in the partnership agreements plus the general partners' monthly cash distributions, collectively classified in the income statement as "partnership management fees". Fees in excess of general and administrative expenses incurred are recognized as a reduction of capitalized oil and gas costs, and those fees in excess of net capitalized oil and gas costs are recognized as an increase in stockholders' equity. General and administrative expenses before the reduction by partnership management fees rose $23,505 or 9% to $264,089 during the three months ended September 30, 2000 compared to $240,584 for the same period of 1999. Principal components of the increase were salaries expense, which rose $84,350 or 41% from $207,968 to $292,318 and professional fees, which rose $33,562 in 2000, primarily in connection with Canaan's S-4 registration.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues from oil and natural gas sales increased 26% or $24,180 from $91,672 during the first nine months of 1999 to $115,852 for the same period of 2000. This increase was due primarily to rising oil and gas prices, which averaged $23.06 per barrel and $3.02 per Mcf for the first nine months of 2000 versus $16.33 per barrel and $2.38 per Mcf for the corresponding period of 1999. These prices represent a 41% increase for oil and a 27% increase for gas. Revenue increases attributable to rising prices were offset by declines in oil production and by the effects of Canaan's hedging activities. Oil production for the nine months ended September 30, 2000 fell by 18% or 217 barrels to 993 barrels versus 1,210 barrels for the same period of 1999. Gas production for the nine months ended September 30, 2000 increased by 1% or 396 Mcf to 30,404 Mcf as compared to 30,008 Mcf during the same period of 1999. Production calculated on an equivalent Mcf basis resulted in 36,363 Mcfe for the nine months ended September 30, 2000 compared to 37,268 Mcfe for the same period in 1999, a 2% decrease. The results of Canaan's hedging activities for the first nine months of 2000 served to decrease oil revenues and average price by $6,086 and $6.13 per Bbl, respectively. The effect of hedging activities on gas revenues and average price was a reduction of $12,617 and $0.41 per Mcf, respectively.

LEASE OPERATING EXPENSE

Lease operating expenses rose $9,506 or 89% to $20,184 for the first nine months of 2000, from $10,678 during the same period in 1999. This increase was the result of operating expenses associated with new wells drilled during the first nine months of 2000, including transportation charges of $3,946 on the Gwartney 13-6 well. Credit adjustments to one well in the first nine months of 1999 served to reduce 1999 expense, accounting for the remainder of the increase.

GROSS PRODUCTION TAXES

Gross production taxes increased by $1,893 or 29% to $8,491 during the first nine months of 2000 as compared to $6,598 during the corresponding period of 1999. The increase was due to a 39% rise in oil and natural gas sales before the effect of Canaan's hedging activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization fell $12,783 or 56% from $22,953 during the first nine months of 1999 to $10,170 for the same period of 2000. The decline was attributable to a decrease in the full cost pool amortization provision. Canaan records general and administrative expense reimbursements in excess of general and administrative expenses incurred as reductions to the full cost pool. Such reimbursements through the first nine months of 2000 resulted in significantly lower amortizable costs in the full cost pool. Accordingly, full cost pool amortization decreased $4,662 or 77% from $6,088 during the first nine months of 1999 to $1,426 for the same period in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

Net general and administrative expenses increased $67,139 to $69,723 for the first nine months of 2000 versus $2,584 for the first nine months of 1999. Canaan operates eight affiliated partnerships on behalf of the general partners, and receives reimbursement of its associated expenses from the general partners. These amounts consist of general and administrative reimbursement fees as defined in the partnership agreements plus the general partners' monthly cash distributions, collectively classified in the income statement as "partnership management fees". Fees in excess of general and administrative expenses incurred are recognized as a reduction of capitalized oil and gas costs, and those fees in excess of net capitalized oil and gas costs are recognized as an increase in stockholders' equity. General and administrative expenses before the reduction by partnership management fees rose $288,815 or 52% to $839,871 during the nine months ended September 30, 2000 compared to $551,056 for the same period of 1999. Principal components of the increase were salaries expense, which rose $177,595 or 43% from $408,687 to $586,262 and professional fees, which rose $63,562 in 2000, primarily in connection with Canaan's S-4 registration,

INCOME TAXES

The effective income tax rate for the nine month period ended September 30, 2000 was approximately 88%, as compared to the 57% for the comparable period of 1999. The increase in the effective income tax rate is predominantly the result of taxable income related to contract services that are recognized as an increase to additional paid-in capital for financial statement purposes.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

The following discussion of capital expenditures, capital resources and liquidity should be read in conjunction with the consolidated statements of cash flows included in Part I, Item 1 included elsewhere herein.

CAPITAL EXPENDITURES

Canaan incurred $57,097 in capital expenditures during the first nine months of 2000. Approximately $33,000 of this total was spent in the drilling and development of oil and gas properties. The remaining $24,000 related primarily to computer equipment and field truck expenditures.

Capital expenditures for the first nine months of 1999 totaled $109,715, all of which was spent in the acquisition, drilling or development of oil and gas properties.

CAPITAL RESOURCES AND LIQUIDITY

Canaan's cash requirements have been met primarily with cash flow provided by operations, and supplemented by borrowings under the Company's bank credit facility. At September 30, 2000, Canaan had a bank credit facility in place that provided for a borrowing base of $225,000. The unused portion of this borrowing base was $100,000.

The bank note payable had a balance of $125,000 at September 30, 2000 and is due November 1, 2000.

CLOSING OF COMBINATION TRANSACTIONS

Canaan completed on October 23, 2000 the acquisition of eight private oil and gas limited partnerships previously sponsored by its affiliates, the acquisition of Canaan Securities, Inc., an unaffiliated broker/dealer which has previously participated in marketing of the limited partnership interests, and the acquisition of Indian Oil Company, a privately held oil and gas company based in Oklahoma City, Oklahoma. In the transaction, the Company issued 4,368,815 shares of its common stock to approximately 800 shareholders and made cash payments to electing limited partners and brokers of $966,024.

A complete description of the transactions is contained in the Company's Registration Statement on Form S-4, File No. 333-30322, as filed with the Securities and Exchange Commission.

Simultaneously with the closing of the transactions, the Company entered into a new secured revolving credit facility with a group of banks which provides for an initial borrowing base of $34.25 million based on the Company's oil and gas reserves, which reduces monthly at the rate of $535,000 beginning December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. In connection with the closing, the Company borrowed $34.1 million under the credit facility to refinance $31 million in existing indebtedness of the parties to the transaction and to fund cash payments to limited partners and other parties and transaction expenses. The Company's oil and gas reserves support an allowable borrowing base of $43.5 million. Currently two banks participate in the $34.25 million available borrowing base credit facility. The Company expects that a third bank will be added to the group in the fourth quarter of 2000, increasing the available borrowing base by $9.25 million to $43.5 million.

As a result of the closing of these transactions, subsequent to October 23, 2000, Canaan's assets, liabilities, equity, revenues, expenses and cash flows will all increase significantly. Summary pro forma financial information giving effect to the transaction is included in Item 1 of this report. More comprehensive pro forma information will be filed as an amendment to the Form 8-K dated October 23, 2000 reporting the closing within the time frame permitted by applicable SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canaan is a party to one natural gas price swap and one oil price swap. The oil price swap contract was entered into in 1999, and the natural gas price swap contract was entered into in 2000.

The natural gas price swap agreement covers 1,500 Mcf of gas per month through May 2001. Canaan receives $2.97 per Mcf and pays the counterparty a floating index price. The floating index price as of September 30, 2000 was $4.49 per Mcf. Each $.10 per Mcf increase in the floating index price creates an additional $150 per month that Canaan is obligated to pay the counterparty.

The oil price swap agreement covers 100 barrels of oil per month through December 2000. Canaan receives $22.00 per barrel and pays the counterparty a floating index price. The floating index price as of September 30, 2000 was $33.87 per barrel. Each $1.00 per barrel increase in the floating index price creates an additional $100 per month that Canaan is obligated to pay the counterparty.

The interest rate on Canaan's bank credit facility is based upon the financial institution's prime rate plus 1 percent. As of September 30, 2000, the interest rate on the bank credit facility rate was 9.50%. Based upon the amounts outstanding as of September 30, 2000, a 100 basis point change in the base rate would increase Canaan's monthly interest payments by approximately $100 per month. After completion of the combination transactions on October 23, 2000 as described in Item 2, Canaan has $34.1 million in outstanding bank borrowings. Based on this amount, a 100 basis point change in the base rate would increase Canaan's monthly interest payments by approximately $28,000 per month.

Canaan does not have any other market rate sensitive financial instruments.

                          PART II -- OTHER INFORMATION

ITEMS 1 -5

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule - September 30, 2000

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

Date:   November 14, 2000