Form 10-K405
period 2000-12-31
CANAAN ENERGY CORP
filed 2001-04-02
CIK 1105747

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[MARK ONE]
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM

                        COMMISSION FILE NUMBER 333-30322

                           CANAAN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                OKLAHOMA                      73-1300132
      (State or other jurisdiction         (I.R.S. Employer
   of incorporation or organization)      Identification No.)

    211 NORTH ROBINSON, SUITE 1000N
        OKLAHOMA CITY, OKLAHOMA                  73102
(Address of principal executive offices)      (Zip Code)

              Registrant's telephone number, including area code:
                                 (405) 604-9200

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                                                                    None

          Securities registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing sale price of the registrant's common stock as of March 27, 2001 was $37,650,071. On that date, the number of outstanding shares, $0.01 par value, was 4,931,815.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's 2001 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

1.    BUSINESS....................................................     1
2.    PROPERTIES..................................................     5
3.    LEGAL PROCEEDINGS...........................................    11
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12

                                 PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.........................................    12
6.    SELECTED FINANCIAL DATA.....................................    13
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.........................    14
      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
7A.   RISK........................................................    22
8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    23
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE.........................    23

                                PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    23
11.   EXECUTIVE COMPENSATION......................................    23
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT..............................................    24
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    24

                                 PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
      FORM 8-K....................................................    24
SIGNATURES........................................................    26

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Canaan Energy Corporation ("Canaan" and the "Company"), formerly known as Coral Reserves Group, Ltd., is an independent oil and gas company headquartered in Oklahoma City, Oklahoma. Canaan was formed in March 1987 as an Oklahoma corporation by Leo E. Woodard and John K. Penton. Mr. Woodard continues to serve the Company as Chief Executive Officer and Mr. Penton serves as President.

     From inception, Canaan has engaged in and attained consistent growth through the acquisition and exploitation of producing properties. Between 1990 and 1996 Canaan formed eight limited partnerships ("Partnerships"). Coral Reserves, Inc. ("Coral Inc.") and Coral Reserves Energy Corp. ("Coral Corp."), subsidiaries of Canaan, (collectively referred to as the "General Partners") served as general partners of the Partnerships and Canaan provided management services to Coral Inc. and Coral Corp. The purposes of the Partnerships were to acquire producing oil and gas properties primarily in Oklahoma and to conduct limited additional development activity relating to the acquired properties. Canaan Securities, Inc. ("CSI"), an unaffiliated broker/dealer, served as placement agent in connection with the private placement of the limited partnerships interests in the Partnerships.

     In 1997, Canaan and the General Partners began to consider the possibility of combining the Partnerships into a publicly held oil and gas company in order to achieve the benefits of a corporate entity with a larger asset base and greater growth potential than available to any individual partnership. In February 1999, Indian Oil Company ("Indian"), a privately held Oklahoma corporation engaged in oil and gas exploration, development and production, primarily in Oklahoma, Canaan and the General Partners entered into an agreement for Canaan to acquire all the outstanding stock of Indian. Shortly thereafter, management initiated a plan to effect a series of combination transactions whereby Canaan would acquire all of the limited partners' interests in the Partnerships and 100% of the stock of Coral Inc., Coral Corp., CSI and Indian with registered common shares of Canaan. Canaan and the other entities entered into a plan of combination in February 2000 providing for the terms of the combination transactions.

     On February 14, 2000, Canaan filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") proposing to register 5,000,000 shares of the Company's common stock to be issued in the combination transactions. The Form S-4 became effective on August 14, 2000. On October 23, 2000, the combination transactions were overwhelmingly approved at meetings of the former stockholders of Indian, Coral Inc., Coral Corp., CSI and the limited partners. We issued 4,368,815 shares of our common stock as consideration for the acquired entities. We also paid a stock dividend of 562,368 shares to our stockholders of record immediately prior to the transaction for the purpose of increasing Canaan's existing shares to the amount allocated to it under the terms of the combination transaction. Trading of Canaan's common shares on NASDAQ National Market System under the ticker symbol of "KNAN" commenced on October 26, 2000.

     The new, larger, publicly held Canaan now has resources not available before the combination transactions. As of December 31, 2000, Canaan operated 189 of the 914 wells in which it owned a working interest, and these operated wells accounted for 34% of total net production based on estimated production for January 2001. For the month of January 2001, the Company's daily net production averaged 20.9 Mmcfe, consisting of 18 MMcf of natural gas and 492 Bbls of oil. Total net proved reserves as of December 31, 2000 were 106.4 Bcfe, of which 89% were natural gas, with proved developed reserves representing 78% of the total and proved undeveloped reserves accounting for the remaining 22%.

     All historical information in this document relating to Canaan includes information relating to the Partnerships and the General Partners as Canaan's historical financial statements have been restated as if Canaan owned such interests since their inception.

BUSINESS STRATEGY

     Canaan seeks growth through an active development drilling program, identification and development of extension prospects and impact acquisitions. The Company's employees have geological and engineering expertise to identify and evaluate prospective locations, whether proved or unproved. Canaan employs aggressive land strategies to increase ownership in existing properties with development potential and to obtain acreage in areas of interest through acquisitions, leases or farm-ins. Canaan concentrates its efforts in the Mid-Continent area, with a preference for natural gas producing properties, and seeks to operate properties whenever possible.

     Canaan intends to finance its growth through various methods including public and private offerings of equity and debt securities and bank and other borrowings as well as cash flow from operations. Canaan may pursue a public offering of common stock when internal, industry and stock market conditions will allow the successful placement of such securities.

MARKETING

     The ability of Canaan to market oil and gas generally depends on factors beyond its control. The potential effects of governmental regulation and market factors, including alternative domestic and imported energy sources, available pipeline capacity and general market conditions are not entirely predictable.

     Natural Gas. Natural gas is generally sold pursuant to individually negotiated gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend several years. Customers who purchase natural gas include marketing affiliates of the major pipeline companies, natural gas marketing companies and a variety of commercial entities, public authorities and industrial and institutional end-users who ultimately consume the gas. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily, reflecting changing market conditions. The deliverability and price of natural gas are subject to both governmental regulation and supply and demand forces. During the past several years, regional surpluses and shortages of natural gas have occurred, resulting in wide fluctuations in prices. Prices received by the Company for gas production during the years ended December 31, 2000 and 1999 varied from $1.31 per Mcf to $11.26 per Mcf and from $1.08 per Mcf to $4.15 per Mcf, respectively.

     The lengths of the contracts vary widely. During the year ended December 31, 2000, 22% of the Company's natural gas was sold under long-term contracts, with 78% of its natural gas sold under short-term or spot market contracts. Substantially all of Canaan's gas will be sold under contracts providing for market sensitive terms.

     Crude Oil. Oil produced from Canaan's properties will be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30-days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. For the years ended December 31, 2000 and 1999, the price for the Company's oil ranged from $16.25 per Bbl to $36.75 per Bbl and from $7.49 per Bbl to $26.40 per Bbl, respectively. During the last several years, prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, supply and demand variables and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. Oil production comprised approximately 14% of Canaan's total oil and gas production calculated on an equivalent Mcf basis for 2000. Therefore, an increase or decrease in oil prices has a minimal effect on Canaan's revenues when compared to the effect of changes in the price of natural gas.

PRINCIPAL CUSTOMERS

     During the year ended December 31, 2000, there were no purchasers accounting for 10% or more of the Company's total oil and natural gas sales.

     During the year ended December 31, 1999, sales of oil and natural gas to three purchasers, Conoco, Inc., Texaco Exploration & Production, Inc. and Twister Gas Services, LLC, accounted for 11%, 10% and 10%, respectively, of the Company's total oil and natural gas revenues.

     During the year ended December 31, 1998, sales of oil and natural gas to two purchasers, Conoco, Inc. and Twister Gas Services, LLC, accounted for 11% and 15%, respectively, of the Company's total oil and natural gas revenues.

     Canaan does not believe that the loss of any of its customers would have a material adverse effect on the results of operations of the Company.

COMPETITION

     The oil and natural gas industry is extremely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Canaan's competitive position depends on its geological, geophysical and engineering expertise, financial resources, ability to develop properties and ability to select, acquire and develop proved reserves. Canaan competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, generate electricity and market refined products. Canaan also competes with major and independent oil and gas companies in the marketing and sale of oil and gas to transporters, distributors and end users. The oil and natural gas industry competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. Canaan also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time. Finally, companies not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Such companies also provide competition for Canaan.

     Canaan's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect its ability to market oil and natural gas production. Canaan's financial position and resources may also adversely affect its competitive position. Lack of available funds or financing alternatives will prevent Canaan from executing its operating strategy and from deriving the expected benefits therefrom.

REGULATION

     Exploration and Production. The exploration, production and sale of oil and gas are subject to various types of local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. These regulations may adversely affect the rate at which wells produce oil and gas.

     Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require Canaan to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

     A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and gas exploration, development and production, although Canaan does not currently anticipate that compliance will have a material adverse effect on capital expenditures or earnings of Canaan. Failure to comply with the requirements of the applicable laws and regulations could subject Canaan to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

     Canaan does not believe that its environmental risks will be materially different from those of comparable companies in the oil and gas industry. Canaan believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, Canaan cannot be certain that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect Canaan's financial condition and results of operations. Although Canaan maintains liability insurance coverage for liabilities from pollution, environmental risks generally are not fully insurable.

     Marketing and Transportation. The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938. The sale and transportation of natural gas also is subject to regulation by various state agencies. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. In addition, FERC recently has proposed several rules and orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on Canaan cannot be predicted.

     In 1992, FERC finalized Order 636, and also has promulgated regulations pertaining to the restructuring of the interstate transportation of natural gas. Pipelines serving this function have since been required to "unbundle" the various components of their service offerings, which include gathering, transportation, storage and balancing services. In their current capacity, pipeline companies must provide their customers with only the specific service desired, on a non-discriminatory basis. Although Canaan is not an interstate pipeline, Canaan believes the changes brought about by Order 636 have increased competition in the marketplace, resulting in greater market volatility.

     Various rules, regulations and orders, as well as statutory provisions, may affect the price of natural gas production and the transportation and marketing of natural gas.

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's operations are subject to the usual hazards incident to the exploration for and production of oil and gas, such as blowouts, cratering, abnormally pressured formations, explosions, uncontrollable flows of oil, gas or well fluids into the environment, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations.

     The Company maintains insurance of various types to cover its operations. The Company has $1.0 million of general liability insurance and an additional $4.0 million of excess liability insurance. In addition, the Company maintains operator's extra expense coverage which applies to the care, custody and control of drilling wells. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

     The Company maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges; however, 100% coverage is not maintained. Unreimbursed expenditures in 2000, 1999 and 1998 were immaterial.

EMPLOYEES

     At March 29, 2001, Canaan had 42 full-time employees, eight of whom work out of various field offices. The Company also employees seven contract employees providing geological, land, accounting, MIS and clerical services. None of these employees is represented by a union and Canaan believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

OFFICE FACILITIES

     Canaan currently leases for its corporate headquarters 16,392 square feet in One Leadership Square located in the downtown area of Oklahoma City. These facilities are adequate for our current operations.

OIL AND GAS PROPERTIES

  General

     The Company's properties are primarily in the Mid-Continent area, with a preference for natural gas producing properties. Within the Mid-Continent area, the core areas are the Deep Anadarko Basin, the Anadarko Shelf, the Arkoma Basin, and South-Central Oklahoma. The remaining properties outside of the Mid-Continent area are located in various states including Colorado, Kansas, New Mexico, Nebraska, Texas and Wyoming. As of December 31, 2000, the Company owned working interests in 914 gross wells, 189 of which it operates. The Company also owned interests in 41 wells in which the Company has a revenue interest other than as a working interest owner. As of December 31, 2000, the Company owned working interests in 269 gross (68.9 net) producing oil wells and 627 (121.3 net) producing gas wells, as well as 7 gross (2.4 net) oil and 11 gross (1.9 net) gas wells that were shut-in. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil production when it first commenced production, and such designation may not be indicative of current production.

  Information by Area

     The following table sets forth certain information regarding the four Mid-Continent core areas and the other states as of December 31, 2000:

                                         DEEP                          SOUTH-
                                       ANADARKO            ANADARKO   CENTRAL    OTHER     TOTAL
PROPERTY DATA                           BASIN     ARKOMA    SHELF     OKLAHOMA   STATES   COMPANY
-------------                          --------   ------   --------   --------   ------   -------
Total Proved Reserves (Mmcfe)........   52,143    20,429    15,376     14,036     4,461   106,445
Percentage of Total Proved
  Reserves...........................     49.0%     19.2%     14.4%      13.2%      4.2%    100.0%
Total Proved PV-10 (pretax)($M)......  183,301    78,857    48,108     51,876    12,106   374,248
Percentage of Total Proved PV-10.....     49.0%     21.1%     12.8%      13.9%      3.2%    100.0%
Gross Producing Wells................      332        95       197        147       125       896
Net Producing Wells..................     39.5      28.6      63.8       38.4      20.1     190.4
Gross Operated Producing Wells.......       10        23       116         37        --       186
Current Daily Net Production
  (Mmcfe)(1).........................      7.8       4.3       3.7        3.5       1.4      20.7
Percentage of Current Daily Net
  Production(1)......................     37.7%     20.8%     17.9%      16.9%      6.7%    100.0%
Number of Gross Proved Undeveloped
  Locations..........................       79         6         5          9        --        99
Number of Net Proved Undeveloped
  Locations..........................     12.2       2.5       1.3        2.1        --      18.1
Percentage of Net Proved Undeveloped
  Locations..........................     67.4%     13.8%      7.2%      11.6%       --     100.0%
Net Proved Undeveloped Reserves
  (Mmcfe)............................   17,058     3,593     1,474      1,564        --    23,689
Percentage of Net Proved Undeveloped
  Reserves...........................     72.0%     15.2%      6.2%       6.6%       --     100.0%
Future Development Cost ($M).........   14,690     1,179       845      1,607        --    18,321

---------------

(1) Current Daily Net Production based on average daily production for the month of January 2001.

     The Mid-Continent core areas' proved reserves of 102 Bcfe represented 96% of the Company's total proved reserves as of December 31, 2000. Production was 93% of the Company's average daily net production for January 2001. All of the proved undeveloped drilling locations are in the Mid-Continent area.

     The Deep Anadarko Basin properties had proved reserves of 52.1 Bcfe, representing 49% of the Company's total proved reserves as of December 31, 2000. Production was 38% of the Company's average daily net production for January 2001. The Company's 79 proved undeveloped locations in this area represent 72% of the Company's proved undeveloped reserves as of December 31, 2000. Production in this area is primarily gas and condensate from Pennsylvanian age reservoirs which include the Red Fork, Skinner, Atoka and Morrow sandstones at depths of 10,000 to 14,000 feet. This area has had extensive increased density drilling activity and the Company has identified numerous additional increased density drilling locations.

     The Arkoma Basin properties in eastern Oklahoma and western Arkansas had proved reserves of 20.4 Bcfe, representing 19% of the Company's total proved reserves as of December 31, 2000. Production from this area was 21% of the Company's average daily net production for January 2001. The 6 proved undeveloped locations in this area represent 15% of the Company's proved undeveloped reserves as of December 31, 2000. Production in this area is gas from numerous Pennsylvanian age sandstone reservoirs and the Devonian/ Silurian age Hunton reservoir at depths of less than 2,000 to 9,000 feet. The two primary fields in this area are the Company operated Massard Field in Arkansas and the non-operated Red Oak-Norris Field in Oklahoma. All currently identified proved undeveloped locations are in these fields.

     The Anadarko Shelf properties located in north central and northwestern Oklahoma had proved reserves of 15.4 Bcfe as of December 31, 2000. This represented 14% of the Company's total proved reserves as of December 31, 2000. Production from this area was 18% of the Company's average daily net production for January 2001. The properties in this area account for 116 of the 186 Company operated wells. Production in this area is gas and oil from a variety of reservoirs ranging from the Permian Chase Group down to the Devonian/Silurian Hunton Formation. Producing depths in the area are generally 3,000 to 9,000 feet. Four of the 5 proved undeveloped locations in this area are targeted for Morrow Sands at depths of 5,000 to 8,000 feet.

     The South-Central Oklahoma properties proved reserves of 14 Bcfe represented 13% of the Company's total proved reserves as of December 31, 2000. Production from this area was 17% of the Company's average daily net production for January 2001. The 9 proved undeveloped locations in this area represented 7% of the proved undeveloped reserves as of December 31, 2000. Production in this area is gas and oil from numerous reservoirs ranging in age from Pennsylvanian to Ordovician.

OIL AND NATURAL GAS RESERVES

     The following table sets forth certain information on the total proved natural gas and oil reserves and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 2000 based on the report of Netherland, Sewell & Associates, Inc., our independent reserve engineers. The calculations used by Netherland, Sewell in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

                                                                AS OF DECEMBER 31, 2000
                                                    ------------------------------------------------
                                                    NATURAL             NATURAL GAS
                                                      GAS       OIL     EQUIVALENTS      PV-10(1)
                                                    -------   -------   -----------   --------------
                                                    (MMcf)    (MBbls)     (Mmcfe)     (IN THOUSANDS)
Proved developed reserves.........................  72,393     1,727       82,757        $293,975
Proved undeveloped reserves.......................  22,234       243       23,688          80,273
                                                    ------    ------      -------        --------
          Total proved reserves...................  94,627     1,970      106,445        $374,248
                                                    ======    ======      =======        ========

---------------

(1) Present value of estimated future net cash flows before income taxes discounted at 10%.

     These reserve estimates were calculated by using methods prescribed by the SEC, including year-end prices of $9.54 per Mcf for natural gas and $26.10 per Bbl for oil. In view of prices at December 31, 2000 being higher than current prices, the Company does not expect to realize these values that were prescribed for disclosure by the SEC.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and their values, including many factors beyond our control. The reserve data included in this document represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from our estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and gas industry in general are subject.

     Quantities of proved reserves are estimated based on economic conditions, including oil and gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions, based upon changes in economic conditions, including oil and gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse effect on our financial condition and operating results.

     Canaan has not filed any reports with other federal agencies which contain an estimate of their net proved oil and gas reserves.

     Canaan has no plans to sell any of the properties acquired in the combination transactions and has not identified any specific properties to acquire.

COST INCURRED AND DRILLING RESULTS

     The following table shows information regarding the costs incurred by Canaan from acquisition and development activities during the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      2000         1999        1998
                                                   -----------   --------   ----------
Property acquisition costs.......................  $51,857,378   $  6,094   $6,195,938
Development costs................................    2,135,315    894,028      860,817
                                                   -----------   --------   ----------
          Total..................................  $53,992,693   $900,122   $7,056,755
                                                   ===========   ========   ==========

     Canaan has acquired or drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    2000          1999           1998
                                                ------------   -----------   ------------
                                                GROSS   NET    GROSS   NET   GROSS   NET
                                                -----   ----   -----   ---   -----   ----
Acquired wells:
  Gas.........................................   287    52.2     2     0.4    74     24.9
  Oil.........................................    83    18.4     3     0.3    11      3.9
  Dry.........................................    --      --    --     --     --       --
                                                 ---    ----    --     ---    --     ----
          Total...............................   370    70.6     5     0.7    85     28.8
                                                 ===    ====    ==     ===    ==     ====
Development well drilling:
  Gas.........................................     4     0.2     2     0.1     6      0.5
  Oil.........................................     2     0.9    --     --      3      0.3
  Dry.........................................    --      --     2     0.2     1      0.1
                                                 ---    ----    --     ---    --     ----
          Total...............................     6     1.1     4     0.3    10      0.9
                                                 ===    ====    ==     ===    ==     ====

PRESENT ACTIVITIES

     As of December 31, 2000, Canaan was involved in the drilling, testing or completing of 5 gross (0.9 net) development wells.

FUTURE DRILLING ACTIVITIES

     The Company currently has plans to drill during 2001 approximately 65 gross wells in which the Company would have an average working interest of 16%. The Company anticipates that approximately 47 of these wells will be proved undeveloped locations that were booked as of December 31, 2000. The remaining 19 wells will be a combination of higher risk development wells and proven locations identified in 2001. Estimated completed well cost to the Company's current interest in wells planned to be drilled in 2001 is $11.5 million, of which approximately 82% would be expended on proved undeveloped locations. The future net revenues for all proved undeveloped locations estimated by the Company as of December 31, 2000 aggregate approximately $176.0 million after recovering associated capital costs of approximately $18.3 million incurred in 2001 and years thereafter. These wells will be located in the Company's 4 primary producing areas as follows: 48 in the Deep Anadarko Basin, 8 in South-Central Oklahoma, 5 in the Anadarko Shelf area, and 4 in the Arkoma Basin.

ACREAGE

     The following table shows the developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2000 owned by Canaan. Excluded is acreage in which an interest is limited to royalty, overriding royalty and other similar interests.

                                                        DEVELOPED        UNDEVELOPED
                                                     ----------------   --------------
                                                      GROSS     NET     GROSS     NET
                                                     -------   ------   ------   -----
Oklahoma
  Deep Anadarko....................................  169,540   23,313    3,840     936
  Anadarko Shelf...................................   42,880   10,292    7,288   3,218
  Arkoma...........................................   20,640    4,719    8,845     992
  South-Central Oklahoma...........................   21,535    4,656    2,980     505
Other States.......................................   57,305   12,491       --      --
                                                     -------   ------   ------   -----
          Total....................................  311,900   55,471   22,953   5,651
                                                     =======   ======   ======   =====

PRODUCTIVE WELL SUMMARY

     The following table shows the ownership of Canaan in productive wells at December 31, 2000. Gross oil and gas wells include 11 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

                                                               PRODUCTIVE
                                                                  WELLS
                                                              -------------
                                                              GROSS    NET
                                                              -----   -----
Gas.........................................................   627    121.3
Oil.........................................................   269     68.9
                                                               ---    -----
          Total.............................................   896    190.2
                                                               ===    =====

TITLE TO PROPERTIES

     Substantially all of Canaan's property interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor from the respective interests therein, nor materially interfere with their use in the operation of the business. Substantially all of the Company's oil and gas properties are mortgaged to secure borrowings under the Company's bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made prior to the consummation of an acquisition of a producing property and before commencement of drilling operations.

                                  DEFINITIONS

     When the following words are used in the text of this document, they have the following meaning:

          "Average Sales Price" means total revenues from the sale of oil or natural gas or on a per Mcfe basis for the applicable period divided by the units of production for the applicable period.

          "Bbl" means one stock tank barrel, or 42 U.S. gallons liquid volume, used in this document in reference to oil or other liquid hydrocarbons.

          "Bcf" means billion cubic feet.

          "Bcfe" means billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

          "Btu" means British thermal unit, which is the heat required to raise the temperature of a one pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

          "Bbtu" means billion Btus.

          "Capital Expenditures" means costs associated with exploratory and development drilling, including exploratory dry holes; leasehold acquisitions; seismic data acquisitions; geological, geophysical and land-related overhead expenditures; delay rentals; producing property acquisitions; and other miscellaneous capital expenditures.

          "Completion Costs" means as to any well, all those costs incurred after the decision to complete the well as a producing well. Generally, these costs include all costs, liabilities and expenses, whether tangible or intangible, necessary to complete a well and bring it into production, including installation of service equipment, tanks and other materials necessary to enable the well to deliver production.

          "Developed Acreage" means the number of acres which are allocated or assignable to producing wells or wells capable of production.

          "Development Location" means a location on which a development well can be drilled.

          "Development Well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

          "Drilling Unit" means an area specified by governmental regulations or orders or by voluntary agreement for the drilling of a well to a specified formation or formations which may combine several smaller tracts or subdivides a large tract, and within which there is usually some right to share in production or expense by agreement or by operation of law.

          "Dry Hole" means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

          "EBITDA" is defined as income or loss before interest, income taxes, depreciation, depletion and amortization and impairment. EBITDA is a financial measure commonly used in the oil and gas industry as an indicator of a Company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

          "Estimated Future Net Revenues" means revenues from production of oil and gas, net of all production-related taxes, lease operating expenses, capital costs and abandonment costs.

          "Exploratory Well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

          "Future Development Cost" means the amount of estimated future capital expenditures related to the development of proved undeveloped properties.

          "Gross Acre" means an acre in which a working interest is owned.

          "Gross Well" means a well in which a working interest is owned.

          "Infill Drilling" means drilling for the development and production of proved undeveloped reserves that lie within an area bounded by producing wells.

          "Lease Operating Expense" means all direct costs associated with and necessary to operate a producing property.

          "Lifting Costs" means the expenses of lifting oil from a producing formation to the surface, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and windfall profit taxes.

          "MBbls" means thousand barrels.

          "MBtu" means thousand Btus.

          "Mcf" means thousand cubic feet.

          "Mcfe" means thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

          "MMBbls" means million barrels.

          "MMBtu" means million Btus.

          "MMcf" means million cubic feet.

          "MMcfe" means million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

          "Natural Gas Liquids" means liquid hydrocarbons which have been extracted from natural gas, e.g., ethane, propane, butane and natural gasoline.

          "Net Acres or Net Wells" means the sum of the fractional working interests owned in gross acres or gross wells.

          "Oil and Gas Lease" means an agreement whereby the grantee receives for a period of time of the full or partial interest in oil and gas properties, oil and gas mineral rights, fee rights or other rights of the grantor granting the grantee the right to drill for, produce and sell oil and gas upon payment of rentals, bonuses and/or royalties. Oil and Gas Leases are generally acquired from private landowners and federal and state governments.

          "Overriding Royalty Interest" means an interest in an oil and gas property entitling the owner to a share of oil and gas production free of well or production costs.

          "PV-10", when used with respect to oil and gas reserves, means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development costs and future abandonment costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as income taxes, general and administrative expenses and debt service or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is not the same as the "Standard Measure of Discounted Future Net Cash Flows" as prescribed by Statement of Financial Accounting Standards No. 69 promulgated by the Financial Accounting Standards Board because it does not take into consideration future income taxes.

          "Productive Well" means a well that is producing oil or gas or that is capable of production.

          "Proved Developed Reserves" means proved reserves that are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing by pilot project or after the operation of an installed program as confirmed through production response that increased recovery will be achieved.

          "Proved Reserves" means the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

          "Proved Undeveloped Reserves" means proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances can estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques are contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

          "Recompletion" means the completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

          "Royalty Interest" means an interest in an oil and gas property entitling the owner to a share of oil and gas production or the proceeds of the sale, free of the costs of production.

          "3-D Seismic" means the method by which a three dimensional image of the earth's substance is created through the interpretation of aerially collected seismic data. 3-D surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

          "Undeveloped Acreage" means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

          "Working Interest" means the operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

ITEM 3. LEGAL PROCEEDINGS

     We expect to be involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. As of

December 31, 2000, we were not involved in any litigation that could have a material adverse effect on Canaan's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 20, 2000 by unanimous written consent, the stockholders of Canaan approved an amendment to its stock option plan to make non-employee directors eligible for options. Other than as described above, no matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock commenced trading on the NASDAQ National Market System under the symbol "KNAN" on October 26, 2000. Because there is a relatively small public float and limited trading in Canaan's common stock, the sale of a substantial number of shares in a short period of time may adversely affect the market price. The following table sets forth the high and low closing sales price for the periods indicated as quoted by NASDAQ.

QUARTER ENDED                                                  HIGH      LOW
-------------                                                 -------   ------
2000
  December 31...............................................  $15.000   $8.875
2001
  March 31 (through March 29, 2001).........................  $11.375   $8.000

     As of March 29, 2001, there were 434 stockholders of record.

DIVIDENDS

     Canaan has not paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. It intends to retain its earnings to provide funds for operations and expansion of its business. Moreover, pursuant to the terms of the Company's credit facility, the Company is prohibited from declaring or paying any cash dividends on its common stock. Canaan's future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit facility, business conditions, the Company's financial condition and other factors that the board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents a summary of selected financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2000, as restated to give effect to the 2000 reorganization of interests under common control in a manner similar to a pooling of interests between the Company, the Partnerships and the General Partners as described in Note 1 of Notes to Consolidated Financial Statements. The financial data was derived from the audited consolidated financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto of the Company.

SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                          2000(1)        1999          1998          1997          1996
                                        -----------   -----------   -----------   -----------   -----------
OPERATIONS DATA:
Revenues:
  Oil and natural gas sales...........  $17,991,577   $10,915,499   $ 9,518,568   $11,011,903   $10,573,951
Expenses:
  Lease operating.....................    2,088,854     1,564,587     1,529,919     1,422,079     1,404,086
  Production taxes....................    1,458,425       835,198       788,471       781,767       753,050
  General and administrative costs....    2,858,097     1,886,324     1,795,391     1,938,394     1,729,855
  Merger costs........................    1,350,686            --            --            --            --
  Depreciation and amortization.......    2,891,344     2,594,206     3,220,543     2,643,641     2,682,251
  Reduction in carrying value of oil
    and natural gas properties........           --            --     1,881,000            --            --
  Interest............................    1,259,628       497,182       203,604       177,830       168,019
                                        -----------   -----------   -----------   -----------   -----------
         Total expenses...............   11,907,034     7,377,497     9,418,928     6,963,711     6,737,261
                                        -----------   -----------   -----------   -----------   -----------
Other income, principally interest....      162,966       131,895       323,989       674,101       181,442
                                        -----------   -----------   -----------   -----------   -----------
Earnings before income taxes..........    6,247,509     3,669,897       423,629     4,722,293     4,018,132
Income taxes..........................    4,228,000        26,000        34,000        57,000            --
                                        -----------   -----------   -----------   -----------   -----------
Net earnings..........................  $ 2,019,509   $ 3,643,897   $   389,629   $ 4,665,293   $ 4,018,132
                                        ===========   ===========   ===========   ===========   ===========
Earnings per average common share
  outstanding -- basic................  $      0.52   $      1.01   $      0.11   $      1.31   $      1.12
                                        ===========   ===========   ===========   ===========   ===========
Earnings per average common share
  outstanding -- diluted..............  $      0.52   $      1.01   $      0.11   $      1.31   $      1.12
                                        ===========   ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding -- basic................    3,872,566     3,621,219     3,621,219     3,570,220     3,570,220
                                        ===========   ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding -- diluted..............    3,878,482     3,621,219     3,621,219     3,570,220     3,570,220
                                        ===========   ===========   ===========   ===========   ===========
CASH FLOW DATA:
Net cash provided by operating
  activities..........................  $ 7,067,580   $ 5,861,734   $ 6,383,125   $ 7,265,280   $ 7,261,774
Net cash provided by (used in)
  investing activities................      201,994    (6,893,085)   (7,024,701)   (4,843,968)   (2,716,408)
Net cash provided by (used in)
  financing activities................   (2,283,059)   (1,413,092)   (5,948,653)    2,399,071    (1,627,867)
EBITDA*...............................   10,398,481     6,761,285     5,728,776     7,543,764     6,868,402
BALANCE SHEET DATA (AS OF PERIOD END):
Cash and cash equivalents.............  $ 6,481,550   $ 1,495,035   $ 3,939,478   $10,529,707   $ 6,194,292
Oil and natural gas properties, net...   71,211,428    20,910,796    22,125,626    20,186,922    18,046,242
Total assets..........................   85,773,165    30,727,969    28,055,741    33,475,021    26,682,544
Long term debt, including current
  portion.............................   33,964,683     7,112,489     2,239,088     2,239,089     1,518,134
Stockholders' equity..................   36,330,680    21,987,952    24,243,197    30,154,671    24,294,119

SELECTED OPERATING DATA

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                          2000(1)        1999          1998          1997          1996
                                        -----------   -----------   -----------   -----------   -----------
OIL AND GAS SALES:
Oil sales:
  Wellhead pricing....................  $ 4,203,959   $ 2,722,974   $ 1,998,642   $ 2,876,609   $ 3,034,411
  Effect of fixed-price contract
    settlements.......................     (850,577)           --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------
         Total........................  $ 3,353,382   $ 2,722,974   $ 1,998,642   $ 2,876,609   $ 3,034,411
                                        ===========   ===========   ===========   ===========   ===========
Natural gas sales:
  Wellhead pricing....................  $16,253,202   $ 8,043,397   $ 7,289,598   $ 7,968,889   $ 7,539,539
  Effect of fixed-price contract
    settlements.......................   (1,721,810)           --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------
         Total........................  $14,531,392   $ 8,043,397   $ 7,289,598   $ 7,968,889   $ 7,539,539
                                        ===========   ===========   ===========   ===========   ===========
PRODUCTION:
Oil production (Bbls).................      143,095       153,624       153,712       145,621       145,712
Natural gas production (Mcf)..........    4,137,499     3,717,376     3,854,164     3,209,479     3,559,003
Equivalent production (Mcfe)..........    4,996,069     4,639,120     4,776,436     4,083,205     4,433,275
AVERAGE SALES PRICE*:
Oil price (per/Bbl):
  Wellhead............................  $     29.38   $     17.72   $     13.00   $     19.75   $     20.82
  Effect of fixed-price contract
    settlements.......................        (5.94)           --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------
         Total........................  $     23.44   $     17.72   $     13.00   $     19.75   $     20.82
                                        ===========   ===========   ===========   ===========   ===========
Natural gas price (per/Mcf):
  Wellhead pricing....................  $      3.93   $      2.16   $      1.89   $      2.48   $      2.12
  Effect of fixed-price contract
    settlements.......................        (0.42)           --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------
         Total........................  $      3.51   $      2.16   $      1.89   $      2.48   $      2.12
                                        ===========   ===========   ===========   ===========   ===========
Average sales price (per Mcfe):
  Wellhead pricing....................  $      4.09   $      2.32   $      1.94   $      2.66   $      2.39
  Effect of fixed-price contract
    settlements.......................        (0.51)           --            --            --            --
                                        -----------   -----------   -----------   -----------   -----------
         Total........................  $      3.58   $      2.32   $      1.94   $      2.66   $      2.39
                                        ===========   ===========   ===========   ===========   ===========
OPERATING COSTS (PER MCFE):
Lease operating expense...............         0.42          0.34          0.32          0.35          0.38
Production taxes......................         0.29          0.18          0.17          0.19          0.17
General and administrative expense....         0.57          0.41          0.38          0.47          0.39
Depreciation, depletion, and
  amortization -- Oil & gas
  properties..........................         0.57          0.56          0.67          0.64          0.60
ESTIMATED NET PROVED RESERVES (AS OF
  PERIOD END):
Natural gas (Mcf).....................   94,627,000    37,546,000    36,152,000    32,218,000    32,606,000
Oil (Bbls)............................    1,970,000     1,443,000       995,000       956,000       936,000
Total (Mcfe)..........................  106,445,000    46,204,000    42,122,000    37,954,000    38,222,000

---------------

 *  See Definitions

(1) The Company acquired Indian and CSI in October 2000. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in an understanding of Canaan's financial position as of December 31, 2000 and 1999, and its results of operations for each year in the three-year period ended

December 31, 2000. The financial statements and notes thereto included elsewhere in this document contain additional information and should be referred to in conjunction with this discussion.

GENERAL

     Canaan is an Oklahoma corporation formerly known as Coral Reserves Group, Ltd., organized in March 1987 for the purpose of originating, evaluating, engineering, negotiating, closing and managing producing oil and gas property acquisitions on a contract basis for several limited partnerships sponsored by others. Since 1990, our primary activities have consisted of acquiring, developing, producing and operating oil and natural gas properties. From 1990 to 2000 we managed eight limited partnerships ("Partnerships") on behalf of two affiliated managing general partners ("General Partners"). In October 2000, we completed a business combination by which we acquired the Partnerships, the General Partners, Canaan Securities, Inc. ("CSI"), an unaffiliated broker-dealer and Indian Oil Company ("Indian"), an independent oil and gas company headquartered in Oklahoma City, Oklahoma. We issued 4,368,815 shares of our common stock as consideration for the acquired entities. We also paid a stock dividend of 562,368 shares to our shareholders of record immediately prior to the transaction for the purpose of increasing Canaan's existing shares to the amount allocated to it under the terms of the combination transaction. We have continued and will continue the combined businesses of the Partnerships, the General Partners and Indian in a manner similar to the business activities of such entities prior their acquisition.

     Historically, we have utilized cash flows from operations and debt to fund our capital expenditure programs. We intend to fund future capital expenditures through cash flows from operations, borrowings under our credit facility and other capital market activity in the public or private securities markets. We believe that increased cash flows attributable to the acquisitions of the Partnerships and Indian have better positioned us to pursue many of the prospects arising as a result of our ongoing activities.

     Our acquisition of the Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases. Accordingly, our financial statements have been prepared as if we had owned the Partnerships and General Partners since their inception. Results of operations for Indian and CSI have been included in our financial statements for the months of November and December 2000.

  Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     For the year ended December 31, 2000 we recorded earnings of $2,019,509, or $0.52 per share, on total revenues of $17,991,577. These results compare with earnings for 1999 of $3,643,897, or $1.01 per share, on total revenues of $10,915,499. This 45% decrease in earnings was primarily due to one-time charges relating to the acquisitions for recognition of deferred income taxes and transaction costs, as more fully described below. Net earnings excluding the aforementioned items were $4.7 million, or $1.22 per share, for the year ended December 31, 2000, which was 135% higher than reported earnings per share.

     Revenues. Revenues from oil and natural gas sales increased by 65%, or $7,076,078, to $17,991,577 in 2000, as compared to $10,915,499 in 1999. This increase was the result of higher natural gas production, primarily attributable to the acquisition of Indian, and to an increase in average oil and gas prices received during 2000. Natural gas production increased 11% from 3,717,376 Mcf in 1999 to 4,137,499 Mcf in 2000. Oil production declined 7% from 153,624 Bbls in 1999 to 143,095 Bbls in 2000. The average price realized for natural gas increased by 62%, or $1.35 per Mcf, to $3.51 per Mcf in 2000, as compared to $2.16 per Mcf in 1999. Hedging contract settlements decreased our average price for natural gas by $0.42 per Mcf in 2000. The average price realized for oil increased by 32%, or $5.72 per Bbl, to $23.44 in 2000, as compared to $17.72 per Bbl in 1999. Hedging contract settlements decreased our average price for oil by $5.94 per Bbl in 2000. Oil hedging contract arrangements expired in December 2000, while existing natural gas hedging contract arrangements, covering approximately 30% of our natural gas production, expire in May 2001.

     Lease operating expense. Lease operating expense increased by 34%, or $524,267, to $2,088,854 in 2000, as compared to $1,564,587 in 1999. The lease operating expense attributable to the acquired Indian properties accounted for $371,216, or 71% of the 2000 increase. On an Mcfe basis, lease operating expense increased 24% in 2000 to $0.42 per Mcfe from $0.34 per Mcfe in 1999.

     Gross production taxes. Gross production taxes increased 75%, or $623,227, to $1,458,425 in 2000, as compared to $835,198 in 1997. This increase was primarily the result of increased oil and natural gas revenues in 2000, as discussed previously. Gross production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

     Depreciation and amortization expense. Depreciation and amortization expense increased 11%, or $297,138, to $2,891,344 in 2000, from $2,594,206 in
1999. Depreciation and amortization expense from oil and natural gas properties increased 10%, or $268,707, to $2,850,321 in 2000 compared to $2,581,614 in
1999, due to the acquisition of the Indian properties and the associated increased production during 2000. Depreciation and amortization expense per equivalent Mcf was virtually unchanged at $0.57 for 2000 versus $0.56 for 1999. Depreciation resulting from non oil and natural gas properties increased $28,898 as a result of assets added during the year, including those through the acquisition of Indian.

     General and administrative expense. General and administrative expenses increased $971,773, or 52%, to $2,858,097 in 2000 as compared to $1,886,324 for
1999. The principal components of the increase were salaries and related expenses, which increased $826,152 in 2000, and engineering fees, which increased $108,189 in 2000.

     Merger costs. We incurred $1,350,686 in merger costs in 2000. These costs consisted of legal, accounting and other costs incidental to the acquisition of the Partnerships and the General Partners. As previously discussed, the acquisitions were accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, these costs were accumulated and expensed in the fourth quarter of 2000, the period in which the acquisitions were completed.

     Interest expense. Interest expense increased $762,446, or 153%, from $497,182 in 1999 to $1,259,628 in 2000. Our bank debt increased for the last two months of 2000 with the assumption of $23,639,994 in additional bank debt from the Indian acquisition. The average interest rate associated with our bank debt increased during 2000 as compared to 1999, further contributing to the increase in interest expense.

     Income taxes. Income tax expense increased $4,202,000 to $4,228,000 in 2000 from $26,000 in 1999. The primary component of the increase was a $3,387,000 charge for deferred income taxes, relating to the difference in the tax and financial bases of the oil and gas properties added in 2000 through the acquisition of the Partnerships. The increase due to this one-time charge was partially offset by the tax benefit of pre-acquisition Partnership income not subject to tax, which amounted to $1,695,000. The remainder of the increase was due primarily to increased taxable income and the loss of the benefit of graduated tax rates. Our effective tax rate was 68% and 1% in 2000 and 1999, respectively.

  Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

     For the year ended December 31, 1999 we recorded earnings of $3,643,897 or $1.01 per share on total revenues of $10,915,499. These results compare with earnings for 1998 of $389,629 on total revenues of $9,518,568. This increase in earnings was due primarily to higher revenues in 1999, and to the effect in 1998 of a writedown to the full cost pool totaling $1,881,000. This writedown was attributable to significantly lower oil and natural gas prices at December 31, 1998, and had been incurred by four of the Partnerships. In accordance with previously discussed accounting treatment of the acquisition of the Partnerships, these writedowns are now a part of our 1998 operating results.

     Revenues. Revenues from oil and natural gas sales increased by 15%, or $1,396,931 to $10,915,499 in 1999, as compared to $9,518,568 in 1998. This increase was the result of higher average oil and gas prices received during 1999, offset by slightly lower production. Natural gas production decreased 4% from 3,854,164 Mcf in 1998 to 3,717,376 Mcf in 1999. Oil production decreased less than 1% from 153,712 Bbls in 1998 to 153,624 Bbls in 1999. Both decreases were attributable to the normal production decline, offset by a smaller than normal amount of new production added in 1999. The average price received for natural gas increased by 14%, or $0.27 per Mcf, to $2.16 per Mcf in 1999, as compared to $1.89 per Mcf in 1998. The average price received for oil increased by 36%, or $4.72 per Bbl, to $17.72 in 1999, as compared to $13.50 per Bbl in 1998. Prices for oil and natural gas were unaffected by hedging contract settlements during both 1999 and 1998.

     Lease operating expense. Lease operating expense was largely unchanged in 1999, increasing by only $34,668, or 2%, from $1,529,919 in 1998 to $1,564,587 in 1999. On an Mcfe basis, lease operating expense increased slightly from $0.32 per Mcfe in 1998 to $0.34 per Mcfe in 1999.

     Gross production taxes. Gross production taxes increased $46,727, or 6%, to $835,198 in 1999 as compared to $788,471 in 1998. This increase was primarily the result of increased oil and natural gas revenues in 2000, as discussed previously.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 19%, or $626,337, to $2,594,206 in 1999, from $3,220,543 in
1998. Depreciation and amortization expense from oil and natural gas properties decreased 19%, or $618,279, to $2,581,614 in 1999, as compared to $3,199,893 in
1998. This decrease was a result of decreased production as discussed previously, combined with a 16% decrease in the amortization rate per Mcfe from $0.67 in 1998 to $0.56 in 1999. This decrease in amortization rate was caused by significant upward revisions in reserve quantities in 1999 due to the previously discussed rise in oil and natural gas prices and by a reduction in the carrying value of our oil and gas properties. Depreciation and amortization expense resulting from non-oil and natural gas properties decreased $7,658 as a result of additional assets becoming fully depreciated during 1999.

     General and administrative expense. General and administrative expense increased by $90,333, or 5%, to $1,886,324 in 1999, as compared to $1,795,391 in
1998. The principal components of the increase were accounting and tax fees, which increased $70,837 in 1999.

     Interest expense. Interest expense increased $293,578, or 144%, from $203,604 in 1998 to $497,182 in 1999. Our bank debt increased $4,497,000, or
172%, beginning in February 1999 due to borrowings by two of the Partnerships to fund a note receivable issued in connection with the Indian acquisition. Interest rates associated with our bank borrowings did not change significantly during the two periods.

     Income taxes. Income tax expense decreased $8,000 to $26,000 in 1999 from $34,000 in 1998. Despite an earnings increase from 1998 to 1999 of $3,246,268, our tax provision decreased, primarily due to income from the Partnerships being included in our operating results, but that income not being subject to corporate income tax until the completion of the acquisition of the Partnerships.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

     As of December 31, 2000 and 1999, we had cash balances of $6,481,550 and $1,495,035, respectively. Working capital increased from $2,598,723 at December 31, 1999 to $9,188,802 at December 2000, due principally to higher oil and natural gas prices and the current assets and liabilities added through the Indian acquisition. These increases were somewhat offset by working capital used to fund transaction costs related to the Partnership acquisitions, including the related public registration of our common stock.

     For 2000, net cash provided by operating activities was $7,067,580 as compared to cash provided of $5,861,734 in 1999. This increase was primarily the result of improved pre-tax earnings. EBITDA increased $3,637,196, or 54%, from $6,761,285 in 1999 to $10,398,481 in 2000.

     Net cash provided by investing activities in 2000 was $201,994, as compared to $6,893,085 used in investing activities in 1999, resulting in a $7,095,079 increase in cash provided. This change was primarily the result of the funding of a $6,000,000 note receivable from Indian by two of the Partnerships during 1999. As previously discussed, the activities of the Partnerships have been included in our financial statements since inception due to the accounting treatment of the acquisition. Additionally, our acquisitions of Indian and CSI through the issuance of our common stock resulted in net cash acquired of $1,696,469 and proceeds from property and equipment sales increased by $428,691. These increases in cash provided by investing activities were offset by a $1,136,737 increase in capital expenditures from 1999 to 2000.

     Net cash used in financing activities increased $869,967 from $1,413,092 in 1999 to $2,283,059 in 2000. We purchased treasury stock for $146,281 and made payments of $636,592 to cash-electing limited partners in connection with the acquisition of the Partnerships in 2000. Net borrowings on long-term debt decreased by $1,484,129 from $4,497,000 in 1999 to $3,012,871 in 2000. These decreases in cash flows from financing activities were partially offset by a reduction in cash distributions to limited partners of $1,397,035 from $5,910,092 in 1999 to $4,513,057 in 2000. These distributions occurred prior to the acquisition of the Partnerships.

     Capital expenditures. Our capital expenditures to date have focused primarily on the development of oil and natural gas properties in the Mid-Continent Area, as well as acquisitions of proved developed producing oil and natural gas properties located in the same area. Our projected capital expenditures for 2001 are estimated to be $9,400,000 for development drilling and $2,100,000 for other drilling. Actual expenditures may vary depending on the results of our drilling program. During 2001 we will also aggressively seek out producing property acquisitions, whose characteristics meet with our growth parameters. However, the size and timing of these acquisitions cannot be forecasted with any degree of certainty.

     Capital Resources. Our cash requirements have been met primarily in the past through cash generated from operations, and through available credit from our revolving bank credit facility. In October 2000, we entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $43,500,000 based on our oil and gas reserves. The borrowing base began reducing monthly at the rate of $535,000 on December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give us the option either of borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The credit facility contains various negative and affirmative covenants limiting additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. At December 31, 2000, we had approximately $34,000,000 advanced under the credit facility and our available credit was approximately $9,500,000. We intend to meet our 2001 capital requirements primarily from existing cash balances, cash flow from operations and funding under our bank credit facility. Cash flow from operations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond our control. We expect the availability under our revolving bank credit facility to grow in the future as we increase the value of our assets. However, the amount of credit granted by the bank group is affected by the same economic, financial and business conditions which affect cash flow, as discussed above. In the future, we also intend to seek additional capital through offerings of additional equity securities. There can be no assurance, however, that the lenders will extend or increase the borrowing limits under the credit facility or that such equity offerings can be successfully completed. Should sufficient financing not be available from these or other sources, implementation of Canaan's business plan would be delayed and, accordingly, Canaan's growth strategy could be adversely affected.

IMPACT OF ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 (SFAS 133) in 1998. SFAS 133 establishes a new accounting model for accounting for derivative instruments and hedging activities and is effective January 1, 2001 for Canaan. SFAS 133 standardizes the accounting for derivatives by requiring all derivative contracts to be recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of the derivatives (gains and losses) depends on
(i) whether the derivative is designated and qualifies as a hedge and (ii) the type of hedging relationship. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. We recorded a liability of approximately $2.5 million as of January 1, 2001 for the fair value of the liability of our natural gas price swap contracts, with the offsetting amount, net of deferred income tax benefit, recorded as a component of other comprehensive earnings (loss) in stockholders' equity. We designated our gas price swap contract as a cash flow hedge of the risk of changes in the price to be received for certain forecasted gas production.

FORWARD LOOKING STATEMENTS

     This document includes certain statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this document that address activities, events or developments that Canaan Energy Corporation, an Oklahoma Corporation, expects, believes or anticipates will or may occur in the future are forward looking statements. They include statements regarding the Company's drilling plans and objectives, related exploration and development costs, number and location of planned wells, reserve estimates and values, statements regarding the quality of the Company's properties and potential reserve and production levels. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes appropriate in the circumstances, including the assumption that there will be no material change in the operating environment for the Company's properties and that there will be no material acquisitions or divestitures. Such statements are subject to a number of risks, including but not limited to commodity price risks, drilling and production risks, risks related to weather and unforeseen events, governmental regulatory risks and other risks, many of which are beyond the control of the Company. For all of these reasons, actual results or developments may differ materially from those projected in the forward looking statements. The Company assumes no obligation to update the forward looking statements to reflect events or circumstances occurring after the date of the statement.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

     The following risk factors could have an effect on our future results of operations and financial condition:

  A substantial decrease in oil and natural gas prices would have a material impact on us.

     Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects our common stock price. In 1999, we received gas and oil prices at the wellhead ranging from $1.08 to $4.15 per Mcf. In 2000, we received gas prices ranging from $1.31 to $11.26 per Mcf. Gas prices in 2000 have reached their highest level in the last several years and we cannot assure you that they will remain at these levels. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices:

     - relatively minor changes in the supply of and demand for oil and natural gas;

     - storage availability;

     - weather conditions;

     - market uncertainty;

     - domestic and foreign governmental regulations;

     - the availability and cost of alternative fuel sources;

     - the domestic and foreign supply of oil and natural gas;

     - the price of foreign oil and natural gas;

     - political conditions in oil and natural gas producing regions, including the Middle East; and

     - overall economic conditions.

  We may encounter difficulty in obtaining equipment and services.

     Recent increased oil and gas drilling activity in the regions in which we own properties has resulted in increased demand for drilling rigs, other oilfield equipment, personnel and other services. We may experience increased costs or shortages or unavailability of drilling rigs, drill pipe and other material and other services used in oil and gas drilling. Such unavailability could result in increased costs, delays in timing of anticipated development or cause interests in oil and gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

  Estimating our reserves and future net cash flows is difficult to do with any certainty.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included in this report represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the Securities and Exchange Commission, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

     Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. A reduction in oil and gas prices not only would reduce the value of any proved reserves, but also might reduce the amount of oil and gas that could be economically produced, thereby reducing the quantity of reserves. Our reserves and future cash flows may be subject to revisions, based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition and operating results.

  Our future performance depends upon our ability to find or acquire additional oil and natural gas reserves that are economically recoverable.

     Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if cash flows from operations are reduced, due to lower oil and natural gas prices or otherwise, or if external sources of capital become limited or unavailable. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered. We expect to also pursue property acquisition opportunities. We cannot assure you that we will successfully consummate any future acquisition, that we will be able to acquire producing oil and natural gas properties that contain economically recoverable reserves or that any future acquisition will be profitably integrated into our operations.

  Operational risks in our business are numerous and could materially impact us.

     Our operations involve operational risks and uncertainties associated with drilling for, and production and transportation of, oil and natural gas, all of which can affect our operating results. Our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

     - the presence of unanticipated pressure or irregularities in formations;

     - accidents;

     - title problems;

     - weather conditions such as the cold weather occurring in the fourth quarter of 2000 which caused some of our wells to be shut in for a few days;

     - compliance with governmental requirements; and

     - shortages or delays in the delivery of equipment.

     Also, our ability to market oil and natural gas production depends upon numerous factors, many of which are beyond our control, including:

     - capacity and availability of oil and natural gas systems and pipelines;

     - effect of federal and state production and transportation regulations;
       and

     - changes in supply of and demand for oil and natural gas.

  We do not insure against all potential losses and could be materially impacted by uninsured losses.

     Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents, such as oil spills, gas leaks, salt water spills and leaks, ruptures or discharges of toxic gases. If any of these risks occur in our operations, we could experience substantial losses due to:

     - injury or loss of life;

     - severe damage to or destruction of property, natural resources and equipment;

     - pollution or other environmental damage;

     - clean-up responsibilities;

     - regulatory investigation and penalties; and

     - other losses resulting in suspension of our operations.

     In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. We do not maintain insurance for damages arising out of exposure to radioactive material. Even in the case of risks against which we are insured, our policies are subject to limitations and exceptions that could cause us to be unprotected against some or all of the risk. The occurrence of an uninsured loss could have a material adverse effect on our financial condition or results of operations.

  Governmental regulations could adversely affect our business.

     Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and natural gas and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. These laws and regulations have increased the costs of our operations. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells which could limit our revenues. Laws and regulations relating to our business frequently change and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

  Environmental liabilities could adversely affect our business.

     In the event of a release of oil, gas or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:

     - from a well or drilling equipment at a drill site;

     - leakage from gathering systems, pipelines, transportation facilities and storage tanks;

     - damage to oil and natural gas wells resulting from accidents during normal operations; and

     - blowouts, cratering and explosions.

     In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

  Competition in the oil and gas industry is intense and we are smaller and have a more limited operating history than many of our competitors.

     We compete with major integrated oil and gas companies and independent oil and gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

  We may incur write-downs of the net book values of our oil and gas properties which would adversely affect our shareholders' equity and earnings.

     The full cost method of accounting, which we follow, requires that we periodically compare the net book value of our oil and gas properties, less related deferred income taxes, to a calculated "ceiling." The ceiling is the estimated after-tax present value of the future net revenues from proved reserves using a 10% annual discount rate and using constant prices and costs. Any excess of net book value of oil and gas properties is written off as an expense and may not be reversed in subsequent periods even though higher oil and gas prices may have increased the ceiling in these future periods. A write-off constitutes a charge to earnings and reduces stockholders' equity, but does not impact our cash flows from operating activities. Future write-offs may occur which would have a material adverse effect on our net income in the period taken, but would not affect our cash flows. Even though such write-offs do not affect cash flow, they can be expected to have an adverse effect on the price of our publicly traded securities.

  We have not paid dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

     We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs and other factors. The declaration and payment of any future dividends is currently prohibited by our credit agreement and may be similarly restricted in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information provides quantitative and qualitative information about Canaan's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

     Commodity Price Risk. Canaan's major market risk exposure will be in the pricing applicable to its oil and gas production. Realized pricing will be primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to its U.S. natural gas production. Pricing for oil and gas production has been volatile and unpredictable for several years.

     Canaan expects to periodically enter into financial hedging activities with respect to a portion of forecasted oil and gas production through financial price swaps whereby the Company receives a fixed price for production and pays a variable market price to the contract counterparty. These financial price hedging activities are intended to reduce exposure to oil and gas price fluctuations. Realized gains or losses from the settlement of these financial hedging instruments are recognized in oil and gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered.

     During 2000, Canaan entered into financial oil and gas price hedging instruments which represented approximately 1,610,400 MMBtu of gas production at the average rate of 134,200 MMBtu per month at a weighted average price of $2.748 per MMBtu and approximately 105,787 Bbls of oil production at the average rate of 8,816 Bbls per month at a weighted average price of $22.00 per Bbl. The hedged volumes represented approximately 39% of the total gas production and 74% of the total oil production for the year ended December 31, 2000.

     At December 31, 2000, Canaan had financial hedging arrangements as follows:

                                                  WEIGHTED       FAIR VALUE AT
COMMODITY        PERIOD        MONTHLY VOLUMES  AVERAGE PRICE  DECEMBER 31, 2000
---------  ------------------  ---------------  -------------  -----------------
           January 1, 2001 to
   Gas        May 31, 2001     100,375 MMBtu        $2.97        $(2,546,611)

     These arrangements have hedged approximately 6% of Canaan's 2001 estimated natural gas production on an Mcfe basis.

     Interest Rate Risk. Canaan had long-term debt outstanding of $34.0 million as of December 31, 2000. All of the debt outstanding at December 31, 2000 bears interest at floating rates which averaged 10.25% as of December 31, 2000. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2000 would equal approximately 102.5 basis points. Such an increase in interest rates would have increased Canaan's interest expense by approximately $348,000 assuming amounts borrowed at December 31, 2000 were outstanding for the entire year.

     The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements are set forth herein commencing on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 will be incorporated by reference to Canaan's proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under Item 11 will be incorporated by reference to Canaan's proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 will be incorporated by reference to Canaan's proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 will be incorporated by reference to Canaan's proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K.

          1. Financial Statements. See Financial Statements and Supplemental Data beginning immediately following the signature page of this report.

          2. Schedules. All schedules have been omitted since the schedules are either not required or the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

          3. Exhibits. The following documents are filed as a part of this report, all of which, except as otherwise indicated, are incorporated by reference from the Canaan Energy Corporation's Registration Statement on Form S-4, File No. 333-30322 ("Form S-4") with the same Exhibit numbers.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Plan of Combination, dated as of February 11, 2000, by
                            and between the Registrant, Coral Reserves, Inc., Coral
                            Reserves Energy Corp., Indian Oil Company, Canaan
                            Securities, Inc. and the Partnerships.
         2.1(a)          -- Amendment No. 1 to Plan of Combination dated May 5, 2000.
         2.1(b)          -- Amendment No. 2 to Plan of Combination dated July 20,
                            2001
         2.2             -- Agreement and Plan of Merger dated February 15, 1999,
                            between Registrant, Indian Oil Company, Coral Reserves,
                            Inc. and Coral Reserves Energy Corp. and First Amendment
                            dated February 15, 1999.
         3.1(a)          -- Amended and Restated Certificate of Incorporation of
                            Registrant.
         3.1(b)          -- Amended and Restated Bylaws of the Registrant.
        10.1**           -- Stock Option Plan of the Registrant.
        10.2             -- Form of Indemnification Agreement by and between the
                            Registrant and non-employee directors.
        10.3**           -- Form of Change of Control Agreement by and between the
                            Registrant and Messrs. Woodard, Penton, Mewbourn, Henson
                            and Lasuzzo.
        10.4             -- Shareholders' Agreement between Registrant and
                            shareholders of Registrant and of Indian Oil Company.
        10.5             -- Restated and Consolidated Credit Agreement dated October
                            23, 2000 by and between the Registrant and a lending
                            group lead by Bank One, Oklahoma, N.A. (Incorporated by
                            reference to Exhibit 10.1 to the Registrant's Form 8-K
                            filed with the SEC on November 6, 2000).
        10.6             -- Stock Purchase Agreement among Coral Reserves Group,
                            Ltd., Coral Reserves, Inc., Coral Reserves Energy Corp.
                            and Michael Mewbourn dated November 30, 1998 (Exhibit
                            10.10 in Form S-4).
        10.7**           -- Employment Agreement dated November 1, 2000 between
                            Anthony "Skeeter" Lasuzzo and Canaan Energy Corporation
                            and filed herewith.
        10.8             -- Office Lease at Leadership Square, Oklahoma City, OK,
                            between LSQ Investors, L.L.C. (Landlord) and Canaan
                            Energy Corporation (Tenant) dated December 4, 2000 and
                            filed herewith.

---------------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

     4. Reports on Form 8-K

     A Current Report on Form 8-K dated October 23, 2000 was filed November 6, 2000 pursuant to Items 2, 5 and 7 reporting the closing of the combination transactions and the execution of a new credit facility.

     A Current Report on Form 8-K/A (Amendment No. 1) dated October 23, 2000 was filed April 2, 2001 pursuant to Item 7 and containing the financial statements reflecting the combination transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                            CANAAN ENERGY CORPORATION

                                            By      /s/ LEO E. WOODARD
                                             -----------------------------------
                                                       Leo E. Woodard
                                                Chairman and Chief Executive
                                                            Officer

April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ LEO E. WOODARD                      Chairman and Chief Executive     April 2, 2001
-----------------------------------------------------      Officer
                    Leo E.Woodard

                 /s/ JOHN K. PENTON                      President and Director           April 2, 2001
-----------------------------------------------------
                   John K. Penton

               /s/ MICHAEL S. MEWBOURN                   Senior Vice President, Chief     April 2, 2001
-----------------------------------------------------      Financial Officer and
                 Michael S. Mewbourn                       Director

                /s/ THOMAS H. HENSON                     Officer and Director             April 2, 2001
-----------------------------------------------------
                  Thomas H. Henson

                /s/ MICHAEL P. CROSS                     Director                         April 2, 2001
-----------------------------------------------------
                  Michael P. Cross

                /s/ MISCHA GORKUSCHA                     Director                         April 2, 2001
-----------------------------------------------------
                  Mischa Gorkuscha

                   /s/ RANDY HARP                        Director                         April 2, 2001
-----------------------------------------------------
                     Randy Harp

                           CANAAN ENERGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS                             PAGE
---------------------------------                             ----
Reports of Independent Auditors.............................   F-2
Consolidated Balance Sheets:
  December 31, 2000 and 1999................................  F-13
Consolidated Statements of Operations:
  Years ended December 31, 2000, 1999 and 1998..............  F-14
Consolidated Statements of Cash Flows:
  Years ended December 31, 2000, 1999 and 1998..............  F-15
Consolidated Statements of Stockholders' Equity:
  Years ended December 31, 2000, 1999 and 1998..............  F-16
Notes to Financial Statements...............................  F-17

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Canaan Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Canaan Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1999 and 1998 financial statements of the Coral Limited Partnerships or the General Partners of the Coral Limited Partnerships (Note 1), which statements reflect total assets constituting 97% in 1999, of the related consolidated total assets, and which statements reflect total revenues constituting 99% of the related consolidated total revenues in 1999 and 1998. The 1999 and 1998 financial statements of the Coral Limited Partnerships and the General Partners of the Coral Limited Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Coral Limited Partnerships and the General Partners of the Coral Limited Partnership in 1999 and 1998 is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canaan Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Oklahoma City, Oklahoma
March 23, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1990 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Natural Gas Income Fund 1990 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Natural Gas Income Fund 1990 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1991 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Natural Gas Income Fund 1991 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Natural Gas Income Fund 1991 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1992 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Natural Gas Income Fund 1992 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Natural Gas Income Fund 1992 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1993 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Natural Gas Income Fund 1993 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Natural Gas Income Fund 1993 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves 1993 Institutional Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves 1993 Institutional Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves 1993 Institutional Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Energy Income Fund 1995 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Energy Income Fund 1995 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Energy Income Fund 1995 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Energy Income Fund 1996 Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Energy Income Fund 1996 Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Energy Income Fund 1996 Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves 1996 Institutional Limited Partnership
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves 1996 Institutional Limited Partnership as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves 1996 Institutional Limited Partnership as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Coral Reserves, Inc.
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves, Inc. as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves, Inc. as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Coral Reserves Energy Corp.
Oklahoma City, Oklahoma

     We have audited the balance sheets of Coral Reserves Energy Corp. as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Reserves Energy Corp. as of December 31, 1999, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                           CANAAN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  6,481,550   $  1,495,035
  Accounts receivable.......................................     7,569,328      2,531,191
  Other assets..............................................       101,726          8,025
  Deferred income taxes.....................................            --         62,000
                                                              ------------   ------------
          Total current assets..............................    14,152,604      4,096,251
                                                              ------------   ------------
Property and equipment, at cost, based on the full cost
  method of accounting for oil and natural gas properties...    91,690,784     38,303,656
          Less accumulated depreciation and amortization....   (20,258,478)   (17,368,267)
                                                              ------------   ------------
                                                                71,432,306     20,935,389
                                                              ------------   ------------
Note receivable.............................................            --      5,437,500
Other assets................................................       188,255        258,829
                                                              ------------   ------------
          Total assets......................................  $ 85,773,165   $ 30,727,969

                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade..................................................  $  1,324,812   $    759,162
     Revenue and royalties due to others....................     2,433,547        519,658
  Accrued expenses..........................................        99,536        203,708
  Income taxes payable......................................     1,105,907         15,000
                                                              ------------   ------------
          Total current liabilities.........................     4,963,802      1,497,528
                                                              ------------   ------------
Long-term debt..............................................    33,964,683      7,112,489
Deferred income taxes.......................................    10,514,000        130,000
Stockholders' equity:
  Common stock, $0.01 par value; 5,000,000 shares
     authorized, 4,931,815 and 4,916,315 shares issued and
     outstanding in 2000, respectively, and 3,621,219 shares
     issued and outstanding in 1999.........................        49,318         36,212
  Additional paid-in capital................................    57,027,781     40,069,281
  Common stock subscription receivable......................            --        (10,951)
  Treasury stock, at cost, 15,500 shares in 2000............      (146,281)            --
  Retained earnings (accumulated deficit)...................   (20,600,138)   (18,106,590)
                                                              ------------   ------------
          Total stockholders' equity........................    36,330,680     21,987,952
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 85,773,165   $ 30,727,969
                                                              ============   ============

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   ----------
Revenues:
  Oil and natural gas sales............................  $17,991,577   $10,915,499   $9,518,568
Costs and expenses:
  Lease operating......................................    2,088,854     1,564,587    1,529,919
  Production taxes.....................................    1,458,425       835,198      788,471
  Depreciation, depletion and amortization.............    2,891,344     2,594,206    3,220,543
  General and administrative expenses..................    2,858,097     1,886,324    1,795,391
  Merger costs.........................................    1,350,686            --           --
  Reduction in carrying value of oil and natural gas
     properties........................................           --            --    1,881,000
  Interest expense.....................................    1,259,628       497,182      203,604
                                                         -----------   -----------   ----------
          Total costs and expenses.....................   11,907,034     7,377,497    9,418,928
                                                         -----------   -----------   ----------
Other income, principally interest.....................      162,966       131,895      323,989
                                                         -----------   -----------   ----------
Earnings before income taxes...........................    6,247,509     3,669,897      423,629
Income taxes...........................................    4,228,000        26,000       34,000
                                                         -----------   -----------   ----------
Net earnings...........................................  $ 2,019,509   $ 3,643,897   $  389,629
                                                         ===========   ===========   ==========
Earnings per average common share
  outstanding -- basic.................................  $      0.52   $      1.01   $     0.11
                                                         ===========   ===========   ==========
Earnings per average common share
  outstanding -- diluted...............................  $      0.52   $      1.01   $     0.11
                                                         ===========   ===========   ==========
Weighted average common shares outstanding -- basic....    3,872,566     3,621,219    3,621,219
                                                         ===========   ===========   ==========
Weighted average common shares outstanding --diluted...    3,878,482     3,621,219    3,621,219
                                                         ===========   ===========   ==========

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2000          1999          1998
                                                       ------------   -----------   -----------
Cash flows from operating activities:
  Net earnings.......................................  $  2,019,509   $ 3,643,897   $   389,629
  Adjustments to reconcile net earnings to net cash
     provided by operating activities, net of effects
     of acquisitions:
     Depreciation, depletion and amortization........     2,891,344     2,594,206     3,220,543
     Deferred income tax expense (benefit)...........     3,123,000        11,000       (26,000)
     Amortization of debt issuance costs.............        11,074            --            --
     Forgiveness of subscription receivable..........        10,951        10,950        10,950
     Reduction in carrying value of oil and gas
       properties....................................            --            --     1,881,000
     Stock-based compensation expense................            --            --        13,000
     (Increase) decrease in accounts receivable and
       other assets..................................    (1,425,016)     (613,792)      780,209
     Increase in accounts payable, accrued expenses
       and other liabilities.........................       436,718       215,473       113,794
                                                       ------------   -----------   -----------
          Net cash provided by operating
            activities...............................     7,067,580     5,861,734     6,383,125
                                                       ------------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sales of property and equipment......       478,637        49,946       262,442
  Acquisition of businesses, net of cash acquired....     1,696,469            --            --
  Capital expenditures...............................    (2,613,434)   (1,476,697)   (7,331,456)
  Advances on notes receivable.......................            --    (6,000,000)           --
  Payments received on notes receivable..............       562,500       562,500            --
  Net proceeds from affiliate contract services......        77,822        58,862        44,313
  Costs related to business combinations.............            --       (87,696)           --
                                                       ------------   -----------   -----------
          Net cash provided by (used in) investing
            activities...............................       201,994    (6,893,085)   (7,024,701)
                                                       ------------   -----------   -----------
Cash flows from financing activities:
  Borrowings on long-term debt.......................    34,589,683     4,497,000       582,400
  Repayments of long-term debt.......................   (31,377,483)           --      (206,000)
  Payment of debt issuance costs.....................      (199,329)           --            --
  Purchase of partnership units......................      (636,592)           --            --
  Purchase of treasury stock.........................      (146,281)           --            --
  Distributions to partners..........................    (4,513,057)   (5,910,092)   (6,325,053)
                                                       ------------   -----------   -----------
          Net cash used in financing activities......    (2,283,059)   (1,413,092)   (5,948,653)
                                                       ------------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents........................................     4,986,515    (2,444,443)   (6,590,229)
Cash and cash equivalents at beginning of period.....     1,495,035     3,939,478    10,529,707
                                                       ------------   -----------   -----------
Cash and cash equivalents at end of period...........  $  6,481,550   $ 1,495,035   $ 3,939,478
                                                       ============   ===========   ===========
Supplemental Cash Flow Information:
  Cash payments for income taxes.....................  $     27,869   $    53,000   $     4,000
                                                       ============   ===========   ===========
  Cash payments for interest.........................  $  1,248,554   $   497,182   $   203,604
                                                       ============   ===========   ===========
Supplemental Schedule of Noncash Financing
  Activities:
  Issuance of common stock for subscription
     receivable......................................  $         --   $        --   $    32,851
                                                       ============   ===========   ===========
  Issuance of common stock for acquisition of
     businesses......................................  $ 17,608,198   $        --   $        --
                                                       ============   ===========   ===========
  Assumption of debt from acquisition of business....  $ 23,639,994   $        --   $        --
                                                       ============   ===========   ===========
  Costs related to combination transaction incurred
     with accounts payable...........................  $         --   $   170,000   $        --
                                                       ============   ===========   ===========

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                NUMBER OF                                COMMON        RETAINED
                                SHARES OF               ADDITIONAL       STOCK         EARNINGS                     TOTAL
                               COMMON STOCK   COMMON      PAID-IN     SUBSCRIPTION   (ACCUMULATED   TREASURY    STOCKHOLDERS'
                               OUTSTANDING     STOCK      CAPITAL      RECEIVABLE      DEFICIT)       STOCK        EQUITY
                               ------------   -------   -----------   ------------   ------------   ---------   -------------
Balance at December 31,
  1997.......................   3,570,220     $35,702   $40,023,940     $     --     $(9,904,971)   $      --    $30,154,671
  Net earnings...............          --         --             --           --         389,629           --        389,629
  Distributions..............          --         --             --           --      (6,325,053)          --     (6,325,053)
  Common stock issued through
    subscription
    receivable...............      50,999        510         45,341      (32,851)             --           --         13,000
  Forgiveness of subscription
    receivable...............          --         --             --       10,950              --           --         10,950
                                ---------     -------   -----------     --------     ------------   ---------    -----------
Balance at December 31,
  1998.......................   3,621,219     36,212     40,069,281      (21,901)    (15,840,395)          --     24,243,197
  Net earnings...............          --         --             --           --       3,643,897           --      3,643,897
  Distributions..............          --         --             --           --      (5,910,092)          --     (5,910,092)
  Forgiveness of subscription
    receivable...............          --         --             --       10,950              --           --         10,950
                                ---------     -------   -----------     --------     ------------   ---------    -----------
Balance at December 31,
  1999.......................   3,621,219     36,212     40,069,281      (10,951)    (18,106,590)          --     21,987,952
  Net earnings...............          --         --             --           --       2,019,509           --      2,019,509
  Distributions..............          --         --             --           --      (4,513,057)          --     (4,513,057)
  Purchase of partnership
    interests................          --         --       (636,592)          --              --           --       (636,592)
  Issuance of common stock...   1,310,596     13,106     17,595,092           --              --           --     17,608,198
  Purchase of treasury
    stock....................          --         --             --           --              --     (146,281)      (146,281)
  Forgiveness of subscription
    receivable...............          --         --             --       10,951              --           --         10,951
                                ---------     -------   -----------     --------     ------------   ---------    -----------
Balance at December 31,
  2000.......................   4,931,815     $49,318   $57,027,781     $     --     $(20,600,138)  $(146,281)   $36,330,680
                                =========     =======   ===========     ========     ============   =========    ===========

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND BASIS OF PRESENTATION

     Canaan Energy Corporation (Canaan) is engaged primarily in the acquisition, development and production of oil and natural gas properties.

     Prior to October 23, 2000, Canaan also managed eight oil and natural gas limited partnerships (the "Coral Limited Partnerships") on behalf of Coral Reserves, Inc. and Coral Reserves Energy Corporation, the general partners of the Coral Limited Partnerships (the "General Partners"). Canaan and the General Partners had the same ownership.

     On October 23, 2000, Canaan acquired the Coral Limited Partnerships, the General Partners, Canaan Securities, Inc. ("CSI"), an unaffiliated broker/dealer which previously participated in marketing of the limited partnership interests, and Indian Oil Company ("Indian"), an unaffiliated oil and natural gas company. Canaan issued 4,368,815 shares of its common stock as consideration for the acquired entities. It also paid a stock dividend of 562,368 shares to its shareholders of record immediately prior to the combination transaction for the purpose of increasing Canaan's outstanding shares to the amount allocated to it under the terms of the combination transaction. The accompanying financial statements reflect the stock dividend as if it had occurred as of the beginning of the earliest period presented. The acquisition of the Coral Limited Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests, and therefore the historical results, including share and per share data, of Canaan have been restated to reflect the combination with the Coral Limited Partnerships and the General Partners as if the entities had been combined for all periods. Unless the context otherwise indicates, all references to "Canaan" include the Coral Limited Partnerships and the General Partners. The acquisitions of CSI and Indian were accounted for as purchases. The results of CSI and Indian have been reflected in Canaan's results only for the periods subsequent to the transaction date.

     Accounting policies employed by Canaan reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are described below.

     The consolidated financial statements include the financial statements of Canaan and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

  Cash and Cash Equivalents

     Canaan considers all highly liquid investments with maturities of three months or less at time of purchase to be cash equivalents. Cash equivalents consist of overnight investments in money market funds.

  Fair Value of Financial Instruments

     Canaan's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long term debt and oil and natural gas price swap contracts. Fair value of non-derivative financial instruments approximates carrying value due to the short-term nature of the instruments or

                           CANAAN ENERGY CORPORATION
that the associated interest rate is variable and resets throughout the year. See "Hedging Activities" in Note 2 for estimated fair values of the price swap contracts.

  Property and Equipment

     Canaan follows the full cost method of accounting for its oil and natural gas properties. Accordingly, all costs incidental to the acquisition, exploration, and development of oil and natural gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Net capitalized costs (capitalized costs less accumulated amortization and deferred income taxes) are limited to the estimated future net revenues using period-end pricing, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves plus the lower of cost or estimated fair value of unproven properties subject to amortization less the effects of future income taxes. Canaan subjects all costs of unproven properties to amortization, as such costs are insignificant. Canaan compares the carrying value of its oil and gas properties to the calculated limitation at each period end. Capitalized costs less accumulated amortization plus estimated future expenditures (based on current costs) to be incurred in developing proved reserves plus estimated dismantlement and abandonment costs, net of estimated salvage values, if any, are amortized by an equivalent unit-of-production method, converting natural gas to oil at the ratio approximating their relative energy content of one barrel ("Bbl") of oil to six thousand cubic feet ("Mcf") of natural gas. No gain or loss is recognized upon disposal of oil and natural gas properties unless such dispositions significantly alter the relationship between capitalized costs and proved oil and natural gas reserves. Revenues from services provided to working interest owners of properties in which Canaan also owns an interest (salt water disposal services and production engineering services) in excess of related costs incurred are accounted for as reductions of capitalized costs of oil and natural gas properties.

     Depreciation and amortization of other equipment are provided using the straight-line method based on estimated useful lives of the related assets, which range from 3 to 7 years.

     Canaan accounts for its non-oil and natural gas long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

  Other Assets

     Other assets as of December 31, 2000, represent debt issuance costs. Other assets as of December 31, 1999, represent legal, accounting and engineering costs incurred in connection with Canaan's acquisition of the Coral Limited Partnerships, the General Partners, Indian and CSI, described above. Costs of $1,350,686 incurred in connection with the reorganization transaction with the Coral Limited Partnerships and the General Partners were expensed during the fourth quarter of 2000. Costs incurred in connection with the acquisitions of Indian and CSI were included in the purchase price upon completion of the acquisitions.

  Revenue and Royalty Distributions Payable

     For certain oil and natural gas properties, Canaan receives production proceeds, from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds applicable to other revenue and royalty owners are reflected as revenue and royalty distributions payable in the accompanying balance sheets. Canaan accrues revenue for only its net interest in its oil and natural gas properties.

                           CANAAN ENERGY CORPORATION

  Hedging Activities

     Canaan periodically enters into oil and natural gas price swap agreements to manage its exposure to oil and natural gas price volatility. These contracts have no cash requirements at inception and are with counter-parties that Canaan believes have minimal credit risk. The oil and natural gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Canaan.

     Canaan accounts for its hedging contracts using the deferral method of accounting. Under this method, realized gains and losses from Canaan's price risk management activities are recognized in oil and natural gas revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. In the event of a loss of correlation between changes in oil and natural gas reference prices under a hedging contract and actual oil and natural gas prices, a gain or loss is recognized currently to the extent the hedging contract has not offset changes in actual oil and natural gas prices.

     On September 24, 1999, Canaan entered into a natural gas price swap covering 100,375 Mcf of monthly production, or approximately 30% of its natural gas production beginning October 1999 through September 2000. The price received for this production was $2.60 per Mcf, while Canaan paid the counter-party a floating index price. On November 18, 1999, Canaan entered into an oil price swap covering 8,520 barrels of monthly oil production or approximately 80% of its oil production beginning January 2000 through December 2000. The price received for this production was $22.00 per barrel, while Canaan paid the counter-party a floating index price.

     In April 2000, Canaan entered into an additional natural gas price swap covering 100,375 Mcf of monthly production or approximately 30% of its natural gas production from June 2000 through May 2001. The price to be received for this production is $2.97 per Mcf, while Canaan will pay the counter-party a floating index price.

     The fair value of Canaan's natural gas and oil price hedging contracts approximated ($2,546,611) and $297,000 at December 31, 2000 and 1999,
respectively. This asset (liability) represents the estimated amount Canaan would receive (pay) to cancel the contracts or transfer them to other parties. No deferred hedging gains or losses were recorded as of December 31, 2000 or 1999.

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133, (as amended by SFAS 137 and SFAS 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS 133 as of January 1, 2001.

     SFAS 133, standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. The Company recorded a liability of $2,546,611 as of January 1, 2001 for its gas price swap with the offsetting amount, net of income tax, recorded as a component of other comprehensive earnings (loss) in stockholders' equity. The Company has designated its gas price swap contract as a cash flow hedge of the risk of changes in the price to be received for certain forecasted gas production.

                           CANAAN ENERGY CORPORATION

  Revenue Recognition and Natural Gas Balancing

     Oil and natural gas sales are recognized in the month in which the oil and natural gas reserves are produced and sold by Canaan.

     During the course of normal operations, Canaan and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are monitored over the lives of the wells' production capability. If an imbalance exists at the time the wells' reserves are depleted, cash settlements are made among the joint interest owners under a variety of arrangements. Canaan follows the sales method of accounting for natural gas imbalances. A liability is recorded only if Canaan's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where Canaan has taken less than its ownership share of natural gas production. Canaan's production imbalance position in terms of volumes and value was not significant as of December 31, 2000, 1999 and 1998.

  Production Costs

     Lease operating costs, including costs incurred to maintain or increase production levels from an existing completion interval, along with production related taxes are expensed as incurred.

  Major Purchasers

     Canaan markets its oil and gas production to numerous purchasers under a variety of contracts. During the year ended December 31, 2000, there were no purchasers that accounted for greater than 10% of the Company total oil and natural gas revenues. Three purchasers accounted for 31% and two purchasers accounted for 26% of Canaan's 1999 and 1998 oil and natural gas revenues, respectively. Canaan does not believe that the loss of any single customer would have a material effect on the results of its operations.

  General and Administrative Expenses

     General and administrative expenses are reported net of amounts allocated to working interests of the oil and natural gas properties operated by Canaan, and net of amounts capitalized pursuant to the full cost method of accounting. No general and administrative costs were capitalized for the years ended December 31, 2000, 1999 and 1998, respectively, due to nominal exploration and development activities of Canaan.

     General and administrative costs recovered through allocation to other working interest owners approximated $330,000, $249,000 and $213,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Income Taxes

     Canaan accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and tax operating losses and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in income in the period that includes the enactment date.

  Stock Options

     Canaan applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123,

                           CANAAN ENERGY CORPORATION

"Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, Canaan has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 3.

  Earnings Per Common Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if Canaan's dilutive outstanding stock options were exercised (calculated using the treasury stock method). There were no dilutive securities prior to November 2000.

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for 2000.

                                                                    WEIGHTED
                                                   NET EARNINGS      AVERAGE
                                                   APPLICABLE TO     COMMON
                                                      COMMON         SHARES      NET EARNINGS
                                                   STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                   -------------   -----------   ------------
Year Ended December 31, 2000:
Basic earnings per share.........................   $2,019,509      3,872,566       $0.52
                                                                                    =====
Dilutive effect of potential common shares
  issuable upon the exercise of outstanding stock
  options........................................           --          5,916
                                                    ----------      ---------
Diluted earnings per share.......................   $2,019,509      3,878,482       $0.52
                                                    ==========      =========       =====

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Canaan had no items of comprehensive income as defined by SFAS No. 130 not included in the accompanying statements of operations; therefore, statements of comprehensive income have not been presented in the accompanying financial statements.

  Segment Information

     Canaan manages its business by country, which results in one operating segment during the years ended December 31, 2000, 1999 and 1998.

3. BUSINESS COMBINATIONS

  Combination Transactions

     On October 23, 2000 Canaan completed the business combination transactions described in Note 1. As consideration for the acquired entities, Canaan issued 4,368,815 shares of its common stock to shareholders of the acquired entities. As described in Note 1, the combination with the Coral Limited Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases.

                           CANAAN ENERGY CORPORATION

     The calculation of the total purchase price and the preliminary allocation to assets and liabilities for the acquisition of Indian are as follows:

     Calculation and allocation of purchase price:

Calculation of purchase price:
Number of Canaan shares issued.........................     1,132,000
Fair value of Canaan shares issued.....................  $      13.42
                                                         ------------
Purchase price before transaction costs................    15,191,440
Estimated transaction costs............................        10,000
                                                         ------------
Total purchase price for Indian........................  $ 15,201,440
                                                         ============
Allocated to:
Property and equipment.................................  $ 47,034,398
Current assets.........................................     5,987,722
Other assets...........................................        34,870
Current liabilities, excluding current maturities of
  long-term debt.......................................    (3,029,556)
Current maturities of long-term debt...................   (23,639,994)
Long-term debt (note to Canaan)........................    (4,875,000)
Deferred income taxes..................................    (6,341,000)
                                                         ------------
                                                         $ 15,201,440
                                                         ============

     The calculation of the total purchase price and the allocation to assets for the acquisition of CSI are as follows:

     Calculation and allocation of purchase price:

Calculation of purchase price:
Number of Canaan shares issued..........................      178,596
Fair value of Canaan shares issued......................   $    13.42
                                                           ----------
Purchase price before transaction costs.................    2,396,758
Estimated transaction costs.............................       10,000
                                                           ----------
Total purchase price for CSI............................   $2,406,758
                                                           ==========
Allocated to:
Property and equipment..................................   $3,388,758
Deferred income taxes...................................     (982,000)
                                                           ----------
                                                           $2,406,758
                                                           ==========

  Pro Forma Information (Unaudited)

     Set forth in the following table is certain unaudited pro forma financial information for the years ended December 31, 2000 and 1999. This information has been prepared assuming the acquisitions of CSI and Indian were consummated on January 1, 1999, and is based on estimates and assumptions deemed appropriate by Canaan. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Canaan's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Canaan would have achieved if the transactions had occurred on January 1, 1999. The pro forma

                           CANAAN ENERGY CORPORATION
information also should not be used as an indication of the future results that Canaan will achieve after the transactions.

                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................   $26,180     $19,966
Net income (loss)...........................................   $ 2,123     $   458
                                                               =======     =======
Net income (loss) per share -- basic and diluted............   $  0.55     $  0.10
                                                               =======     =======

  Other Acquisitions

     In December 1998, Canaan acquired oil and natural gas producing properties located in Oklahoma from Marathon Oil Co. (Marathon) for $2,394,000. Estimated proved reserves acquired in the Marathon acquisition approximated 2,877,000 Mcf of natural gas equivalent (unaudited). As a result of the acquisition, Canaan assumed operations of 16 of the producing oil and natural gas properties. Also, in May 1998, Canaan acquired oil and natural gas producing properties located in Oklahoma from Calibre Energy LLC (Calibre) for $2,792,000. Estimated proved reserves acquired in the Calibre acquisition approximated 3,074,000 Mcf of natural gas equivalent (unaudited).

     The acquired properties described above were accounted for by the purchase method and accordingly, operations have been included in the financial statements from the date of the respective acquisitions.

     Supplemental pro forma results of operations of Canaan for the year of acquisition of the producing properties and the immediately preceding year, assuming the acquisitions occurred at the beginning of the year, have not been presented because the pro forma amounts of revenue, net earnings and net earnings per share would not be materially different from actual amounts.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Oil and natural gas revenue accruals........................  $7,076,404   $2,206,689
Joint interest billings.....................................     487,889      198,889
Receivables from officers...................................       5,035        2,209
Other.......................................................          --      123,404
                                                              ----------   ----------
Total.......................................................  $7,569,328   $2,531,191
                                                              ==========   ==========

5. NOTE RECEIVABLE

     Prior to the acquisition of Indian Oil Company, Canaan advanced $6,000,000 in return for a production payment note from Indian Oil Company. The minimum monthly amount payable to Canaan was $56,250. The $4,875,000 balance of the production payment note at October 23, 2000, was recognized as part of the consideration paid by Canaan to acquire all of Indian's outstanding shares.

                           CANAAN ENERGY CORPORATION

6. PROPERTIES AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Oil and natural gas properties -- subject to
  amortization...........................................  $ 91,280,293   $ 38,129,340
Accumulated depreciation and amortization................   (20,068,865)   (17,218,544)
                                                           ------------   ------------
Net oil and natural gas properties.......................    71,211,428     20,910,796
                                                           ------------   ------------
Other equipment..........................................       410,491        174,316
Accumulated depreciation.................................      (189,613)      (149,723)
                                                           ------------   ------------
Net other equipment......................................       220,878         24,593
                                                           ------------   ------------
Property and equipment, net of accumulated depreciation
  and amortization.......................................  $ 71,432,306   $ 20,935,389
                                                           ============   ============

     Depreciation and amortization expense consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Depreciation and amortization of oil and natural
  gas properties.................................  $2,850,321   $2,581,614   $3,199,893
Depreciation of other equipment..................      39,890       10,992       18,650
Other amortization...............................       1,133        1,600        2,000
                                                   ----------   ----------   ----------
          Total expense..........................  $2,891,344   $2,594,206   $3,220,543
                                                   ==========   ==========   ==========

7. LONG-TERM DEBT

     Simultaneously with the closing of the transactions described in Note 1, the Company entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $43,500,000 based on the Company's oil and gas reserves. The borrowing base began reducing monthly at the rate of $535,000 on December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The interest rate was 10.25% as of December 31, 2000. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. The credit facility is subject to a commitment fee for the banks maintaining of funds available for Canaan. The commitment fee ranges from 0.25% to 0.50%, based on the amount of the revolving commitment in effect for the applicable period. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. In connection with the completion of the combination transactions, the Company borrowed $33,964,683 under the credit facility to refinance approximately $31,377,000 in existing indebtedness (including approximately $23,600,000 assumed in the Indian acquisition) and to pay for transaction costs. The Company's borrowings under this facility represent all of its borrowings as of December 31, 2000.

     At December 31, 1999, each of the eight Coral Limited Partnerships had individual notes payable to a bank under a revolving credit facility, totaling $7,112,489 in the aggregate. Borrowings under these facilities were secured by certain oil and natural gas properties and incurred interest at variable rates, which averaged

                           CANAAN ENERGY CORPORATION

9.5% per annum as of December 31, 1999. The notes were to mature on April 15, 2001. The Company's borrowings under the individual notes payable represented all of its borrowings as of December 31, 1999.

     Annual maturities of long-term debt subsequent to December 31, 2000 are as follows:

2001...................................................   $        --
2002...................................................     3,839,683
2003...................................................    30,125,000
                                                          -----------
                                                          $33,964,683
                                                          ===========

8. INCOME TAXES

     The components of income tax expense (benefit) were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                          2000       1999       1998
                                                       ----------   -------   --------
Current income tax expense:
  U.S. Federal.......................................  $  960,000   $11,000   $ 50,000
  State..............................................     145,000     4,000     10,000
                                                       ----------   -------   --------
          Total current tax expense..................   1,105,000    15,000     60,000
                                                       ----------   -------   --------
Deferred income tax expense (benefit):
  U.S. Federal.......................................   2,712,000     9,000    (23,000)
  State..............................................     411,000     2,000     (3,000)
                                                       ----------   -------   --------
          Total deferred tax expense (benefit).......   3,123,000    11,000    (26,000)
                                                       ----------   -------   --------
          Total income tax expense...................  $4,228,000   $26,000   $ 34,000
                                                       ==========   =======   ========

     Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
U.S. statutory tax rate.....................................   35%    34%    34%
State income taxes..........................................    3      4      4
Change in tax status of the Coral Limited Partnerships......   54     --     --
Partnership income, not directly subject to income tax......  (27)   (18)   (21)
Effect of graduated tax rates...............................   --    (19)   (10)
Non conventional fuel source tax credits....................   --     (3)    (3)
Other.......................................................    3      3      4
                                                              ---    ---    ---
Effective income tax rate...................................   68%     1%     8%
                                                              ===    ===    ===

                           CANAAN ENERGY CORPORATION

     The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities at December 31, 1999 and 2000 are presented below:

                                                                 2000         1999
                                                             ------------   ---------
Deferred tax assets:
  Net operating loss carryforwards.........................  $  1,475,000   $      --
  Statutory depletion carryforwards........................       717,000          --
  Effect of cash-basis tax reporting.......................  $     45,000   $  62,000
                                                             ------------   ---------
          Total deferred tax assets........................     2,237,000      62,000
Deferred tax liabilities:
  Property and equipment...................................   (12,751,000)    (65,000)
  Capitalized business combination costs...................            --     (65,000)
                                                             ------------   ---------
          Total deferred tax liabilities...................   (12,751,000)   (130,000)
                                                             ------------   ---------
Net deferred tax liability.................................  $(10,514,000)  $ (68,000)
                                                             ============   =========

     Prior to the October 23, 2000 combination transactions, the Coral Limited Partnerships had not recognized deferred income tax assets or liabilities since any income tax liabilities were the responsibility of the individual partners. As a result of the combination transaction on October 23, 2000, the Company recognized approximately $3,387,000 of deferred income tax expense related to the difference between financial carrying value and associated income tax basis.

     On a pro forma basis, assuming the income from the Coral Partnerships was fully taxed at corporate rates and the deferred tax assets and liabilities of the Coral Partnerships had been recorded prior to 2000, income tax expense, net earnings, and earnings per average common share would have been $2,537,000, $3,711,000, and $0.96 per share, respectively, for the year ended December 31, 2000 (unaudited).

     Prior to its purchase by Canaan, Indian had generated tax net operating losses. These losses can be used to offset Canaan's taxable income. However, the amount that can be used in any year is limited. The net operating loss carryforwards expire beginning in 2008 and extend through 2019. Management of Canaan believes that Canaan will generate sufficient taxable income to allow the full utilization of the acquired net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

9. STOCK OPTION PLANS

     Canaan had not granted any outstanding stock options prior to November 27, 2000. On that date, Canaan granted 412,500 options to members of the Company's management and professional staff at $9.44 per share. The market value was the same as grant price on the date of grant. Except for 25,000 options which vested at issuance, and 25,000 options which vest on the third anniversary date, the options vest at a rate of 25% upon each anniversary date.

     The Company applies APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined

                           CANAAN ENERGY CORPORATION
compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's results would have been reduced to the pro forma amounts indicated below:

                                                              2000
                                                           ----------
Net earnings
  As reported............................................  $2,019,509
  Pro forma..............................................  $1,989,354

     Fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.65%, expected volatility of 27%, and an expected term of 5 years.

     Stock option activity during 2000 was as follows:

                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding at December 31, 1999....................        --         $  --
Granted.....................................................   412,500          9.44
Exercised...................................................        --            --
Forfeited...................................................        --            --
Expired.....................................................        --            --
                                                               -------         -----
Options outstanding at December 31, 2000....................   412,500         $9.44
                                                               =======         =====

10. EMPLOYEE BENEFIT PLAN

     Canaan maintains a qualified profit sharing plan pursuant to which it may make annual discretionary contributions subject to Internal Revenue Code limits. The plan allows employees to make voluntary deferred contributions subject to Internal Revenue Code limits. Benefits payable under the plan are limited to the amount of plan assets allocable to the account of each plan participant. Canaan retains the right to modify, amend or terminate the plan at any time. Canaan recorded $184,000, $126,000 and $124,000 of expenses related to discretionary contributions to the plan for the years ended December 31, 2000, 1999 and 1998. Such costs were accrued by Canaan during the year and funded in the following year.

11. COMMITMENTS AND CONTINGENCIES

     Canaan leases office space and equipment under operating leases expiring over the next three years. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are as follows:

2001....................................................   $  209,946
2002....................................................      266,418
2003....................................................      261,112
2004....................................................      243,568
2005 and thereafter.....................................      237,684
                                                           ----------
Total...................................................   $1,218,728
                                                           ==========

     Rent expense for the years ended December 31, 2000, 1999 and 1998 approximated $102,000, $73,000 and $63,000, respectively.

                           CANAAN ENERGY CORPORATION

12. RELATED PARTY TRANSACTIONS

     In November 1998, Canaan issued 51,232 shares of its common stock to one of its officers in exchange for a $32,851 promissory note. The note earns interest at the annual rate equal to the discount rate charged by the New York Federal Reserve Bank, re-determined semi-annually, and is secured by the common stock. The note matures in November 2001; however, it allows Canaan to forgive the note as services are provided by the officer over the term of the note. Canaan forgave $10,951 in 2000 and $10,950 of the note in 1999 and 1998. The note is reflected in the accompanying balance sheets and statements of stockholders' equity as a stock subscription receivable. Compensation expense is recorded pro ratably over the term of the note. The shares issued to the officer have rights equal to Canaan's other common shares. Canaan estimated the fair value of the shares issued to the officer exceeded the principal balance of the promissory note by $13,000, which was recorded as additional compensation expense in 1998.

13. OIL AND NATURAL GAS OPERATIONS

     The following table reflects the costs incurred in oil and natural gas property acquisition and development activities:

                                         YEAR ENDED DECEMBER 31,
                                   -----------------------------------
                                      2000         1999        1998
                                   -----------   --------   ----------
Acquisition costs................  $51,857,378   $  6,094   $6,195,938
Development costs................    2,135,315    894,028      860,817

  Results of Operations for Oil and Natural Gas Activities

     Below is a summary of results of operations for oil and natural gas producing activities. The results do not include any allocation of Canaan's general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of its oil and natural gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and natural gas sales after deducting costs, including depreciation and amortization and considering permanent differences (for 1999 and 1998 including partnership income which was not subject to corporate income taxes), tax credits and allowances related to oil and gas producing activities.

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
Oil and natural gas sales.....................  $17,991,577   $10,915,499   $ 9,518,568
Production and operating expenses.............   (3,547,279)   (2,399,785)   (2,318,390)
Depreciation and amortization.................   (2,850,321)   (2,581,614)   (3,199,893)
Income tax expense............................   (4,044,000)      (16,000)       (5,000)
                                                -----------   -----------   -----------
Results of operations from oil and natural gas
  producing activities........................  $ 7,549,977   $ 5,918,100   $ 3,995,285
                                                ===========   ===========   ===========
Depreciation and amortization per equivalent
  Mcf of production...........................  $      0.57   $      0.56   $      0.67
                                                ===========   ===========   ===========

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

     The following supplemental unaudited information regarding the oil and natural gas activities of Canaan is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

                           CANAAN ENERGY CORPORATION

  Quantities of Oil and Natural Gas Reserves

     Set forth below is a summary of the changes in the net quantities of crude oil and natural gas and reserves for each of the years in the three year period ended December 31, 2000. Canaan's proved reserves at December 31, 2000, 1999 and 1998, were calculated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc. There are many uncertainties inherent in estimating reserve quantities, and in projecting future production rates and the timing of future development cost expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.

     Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions. Proved developed oil and natural gas reserves are those reserves expected to be recovered through existing equipment and operating methods.

     Estimates of net quantities of proved reserves and proved developed reserves of crude oil, including condensate and natural gas liquids, and natural gas, as well as the changes in proved reserves during the periods indicated, are set forth in the tables below. All reserves are located in the United States.

     Canaan prepared the estimated reserves as of December 31, 1997 based on geological and engineering evaluations performed as of December 31, 1998. The reserve estimates as of December 31, 1997 were derived by analyzing actual historical production amounts and by adjusting the reserves attributable to wells acquired or disposed of during the relevant periods. In addition, in deriving the estimates as of December 31, 1997, Canaan used production costs based on actual costs incurred during the years and actual oil and natural gas prices received on December 31, 1997. Canaan has estimated its reserves as of December 31, 1997 in this manner because the actual information necessary to calculate estimated proved reserves and related information in accordance with guidelines of the SEC is not available. Because the reserve estimates as of December 31, 1998 are based on additional information gained from the result of drilling, testing and production, the reserve estimates as of December 31, 1997 are not necessarily reflective of quantities that might have been estimated based on information available as of such dates had estimates in accordance with SEC guidelines been made at such dates. Management believes that, because of the methodology used, the reserve information presented is more reflective of actual reserve quantities than estimates that might have been generated as of such dates.

  Changes in Proved Reserves

                                                                 OIL      NATURAL GAS
                                                               (Bbls)        (Mcf)
                                                              ---------   -----------
Proved reserves as of December 31, 1997.....................    956,000   32,218,000
  Extensions and discoveries................................      6,000      323,000
  Purchases of reserves.....................................    218,000    7,653,000
  Production................................................   (154,000)  (3,855,000)
  Sale of reserves..........................................    (31,000)    (187,000)
                                                              ---------   ----------
Proved reserves as of December 31, 1998.....................    995,000   36,152,000
  Extensions and discoveries................................     89,000      284,000
  Revisions of previous estimates...........................    461,000    4,661,000
  Purchases of reserves.....................................     51,000      166,000
  Production................................................   (153,000)  (3,717,000)
                                                              ---------   ----------

                           CANAAN ENERGY CORPORATION

                                                                 OIL      NATURAL GAS
                                                               (Bbls)        (Mcf)
                                                              ---------   -----------
Proved reserves as of December 31, 1999.....................  1,443,000   37,546,000
  Extensions and discoveries................................     55,000    1,605,000
  Revisions of previous estimates...........................     31,000    9,445,000
  Purchases of reserves.....................................    584,000   50,168,000
  Production................................................   (143,000)  (4,137,000)
                                                              ---------   ----------
Proved reserves as of December 31, 2000.....................  1,970,000   94,627,000
                                                              =========   ==========
Proved developed reserves as of
  December 31, 1997.........................................    906,000   28,021,000
  December 31, 1998.........................................    897,000   31,120,000
  December 31, 1999.........................................  1,184,000   30,281,000
  December 31, 2000.........................................  1,727,000   72,393,000

  Standardized Measure of Discounted Future Net Cash Flows:

     The following table reflects the standardized measure of discounted future net cash flows relating to Canaan's interest in proved reserves:

                                                           DECEMBER 31,
                                            -------------------------------------------
                                                2000            1999           1998
                                            -------------   ------------   ------------
Future cash inflows.......................  $ 954,174,000   $112,692,000   $ 76,229,000
Future development costs..................    (20,158,000)    (4,601,000)    (4,641,000)
Future production costs...................   (168,691,000)   (37,667,000)   (30,768,000)
Future income tax expense.................   (252,588,000)   (18,682,000)    (5,869,000)
                                            -------------   ------------   ------------
Future net cash flows.....................    512,737,000     51,742,000     34,951,000
10% discount to reflect timing of cash
  flows...................................   (262,006,000)   (23,782,000)   (14,840,000)
                                            -------------   ------------   ------------
Standardized measure of discounted future
  net cash flows..........................  $ 250,731,000   $ 27,960,000   $ 20,111,000
                                            =============   ============   ============

     Future cash inflows are computed by applying year-end prices for each year presented (averaging $26.10 per barrel of oil, adjusted for transportation and other charges, and $9.54 per Mcf of natural gas at December 31, 2000) to the respective year-end quantities of proved reserves, except where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of each year, based on respective year-end costs and assuming continuation of existing economic conditions. Subsequent to December 31, 2000, natural gas prices have decreased. As measured by the composite Henry Hub Spot Market price, an industry benchmark, the natural gas price has decreased from $9.81 per Mcf at December 31, 2000 to an average February 2000 price of $5.74 per Mcf.

     Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits and allowances relating to proved oil and gas reserves.

                           CANAAN ENERGY CORPORATION

     Principal changes in the standardized measure of discounted future net cash flows attributable to Canaan's proved reserves are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             -------------   -----------   ------------
Beginning balance..........................  $  27,960,000   $20,111,000   $ 29,584,000
Sales of oil and natural gas, net of
  production costs.........................    (14,444,000)   (8,283,000)    (6,611,000)
Net changes in year-end sales prices and
  production costs.........................    122,588,000    11,687,000    (14,159,000)
Extensions and discoveries, net of future
  development costs........................      6,052,000     1,473,000        254,000
Revisions of previous estimates, net of
  future development costs.................     36,346,000     7,579,000             --
Development costs incurred during the
  period which reduced future development
  costs....................................        400,000        57,000             --
Purchase of reserves, net of future
  development costs........................    193,367,000       629,000      5,189,000
Sales of reserves in place, net of future
  development costs........................             --            --       (213,000)
Accretion of discount......................      3,806,000     2,349,000      3,625,000
Net change in income taxes.................   (113,414,000)   (6,724,000)     3,285,000
Other, primarily timing....................    (11,930,000)     (918,000)      (843,000)
                                             -------------   -----------   ------------
Ending balance.............................  $ 250,731,000   $27,960,000   $ 20,111,000
                                             =============   ===========   ============

15. QUARTERLY RESULTS (UNAUDITED)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999:

                               FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER    FULL YEAR
                               -------------   --------------   -------------   --------------   -----------
2000
Revenues.....................   $3,120,716       $3,729,593      $3,042,317      $ 8,098,951     $17,991,577
Net earnings (loss)..........    1,112,464        1,925,645         990,700       (2,009,300)      2,019,509
                                ==========       ==========      ==========      ===========     ===========
Net earnings (loss) per
  share -- basic and
  diluted....................   $     0.31       $     0.53      $     0.27      $     (0.44)    $      0.52
                                ==========       ==========      ==========      ===========     ===========
1999
Revenues.....................   $1,998,885       $2,680,967      $2,702,586      $ 3,533,061     $10,915,499
Net earnings (loss)..........      485,041        1,245,337         202,646        1,710,873       3,643,897
                                ==========       ==========      ==========      ===========     ===========
Net earnings (loss) per
  share -- basic and
  diluted....................   $     0.13       $     0.34      $     0.06      $      0.47     $      1.01
                                ==========       ==========      ==========      ===========     ===========

     During the fourth quarter of 2000, Canaan recognized $1,350,686 of merger costs and approximately $3,387,000 of deferred income tax expense. Both items resulted from the combination transactions that occurred on October 23, 2000.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Plan of Combination, dated as of February 11, 2000, by
                            and between the Registrant, Coral Reserves, Inc., Coral
                            Reserves Energy Corp., Indian Oil Company, Canaan
                            Securities, Inc. and the Partnerships.
         2.1(a)          -- Amendment No. 1 to Plan of Combination dated May 5, 2000.
         2.1(b)          -- Amendment No. 2 to Plan of Combination dated July 20,
                            2001
         2.2             -- Agreement and Plan of Merger dated February 15, 1999,
                            between Registrant, Indian Oil Company, Coral Reserves,
                            Inc. and Coral Reserves Energy Corp. and First Amendment
                            dated February 15, 1999.
         3.1(a)          -- Amended and Restated Certificate of Incorporation of
                            Registrant.
         3.1(b)          -- Amended and Restated Bylaws of the Registrant.
        10.1**           -- Stock Option Plan of the Registrant.
        10.2             -- Form of Indemnification Agreement by and between the
                            Registrant and non-employee directors.
        10.3**           -- Form of Change of Control Agreement by and between the
                            Registrant and Messrs. Woodard, Penton, Mewbourn, Henson
                            and Lasuzzo.
        10.4             -- Shareholders' Agreement between Registrant and
                            shareholders of Registrant and of Indian Oil Company.
        10.5             -- Restated and Consolidated Credit Agreement dated October
                            23, 2000 by and between the Registrant and a lending
                            group lead by Bank One, Oklahoma, N.A. (Incorporated by
                            reference to Exhibit 10.1 to the Registrant's Form 8-K
                            filed with the SEC on November 6, 2000).
        10.6             -- Stock Purchase Agreement among Coral Reserves Group,
                            Ltd., Coral Reserves, Inc., Coral Reserves Energy Corp.
                            and Michael Mewbourn dated November 30, 1998 (Exhibit
                            10.10 in Form S-4).
        10.7**           -- Employment Agreement dated November 1, 2000 between
                            Anthony "Skeeter" Lasuzzo and Canaan Energy Corporation
                            and filed herewith.
        10.8             -- Office Lease at Leadership Square, Oklahoma City, OK,
                            between LSQ Investors, L.L.C. (Landlord) and Canaan
                            Energy Corporation (Tenant) dated December 4, 2000 and
                            filed herewith.

---------------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.