Form 10-Q
period 2001-03-31
CANAAN ENERGY CORP
filed 2001-05-15
CIK 1105747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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


         211 NORTH ROBINSON, SUITE 1000N, OKLAHOMA CITY, OKLAHOMA 73102
          (Address of principal executive offices, including zip code)

                                 (405) 604-9200
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At May 14, 2001, Canaan Energy Corporation had outstanding 4,916,315 shares of Common Stock, par value $0.01

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CANAAN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                      MARCH 31,        DECEMBER 31,
                                                                        2001              2000
                                                                    ------------       ------------
                                                                    (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                     $  7,759,211       $  6,481,550
      Accounts receivable                                              9,751,648          7,569,328
      Other assets                                                       169,885            101,726
                                                                    ------------       ------------
           Total current assets                                       17,680,744         14,152,604
                                                                    ------------       ------------

Property and equipment, at cost, based on the full cost method
      of accounting for oil and natural gas properties                93,817,505         91,690,784
           Less accumulated depreciation and amortization            (21,983,712)       (20,258,478)
                                                                    ------------       ------------
                                                                      71,833,793         71,432,306
                                                                    ------------       ------------

Other assets                                                             171,644            188,255
                                                                    ------------       ------------

           Total assets                                             $ 89,686,181       $ 85,773,165
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable:
           Trade                                                    $    893,100       $  1,324,812
           Revenue and royalties due to others                         2,253,638          2,433,547
      Accrued  expenses                                                    5,453             99,536
      Income taxes payable                                             1,607,795          1,105,907
                                                                    ------------       ------------
           Total current liabilities                                   4,759,986          4,963,802
                                                                    ------------       ------------

Long-term debt                                                        33,964,683         33,964,683
Deferred income taxes                                                 10,721,000         10,514,000
Fair value of derivative instruments                                     471,000                 --

Stockholders' equity:
      Common stock, $0.01 par value                                       49,318             49,318
      Additional paid-in capital                                      57,027,781         57,027,781
      Treasury stock, at cost, 15,500 shares in 2001 and 2000           (146,281)          (146,281)
      Retained earnings (accumulated deficit)                        (16,869,306)       (20,600,138)
      Accumulated other comprehensive income (loss)                     (292,000)                --
                                                                    ------------       ------------
           Total stockholders' equity                                 39,769,512         36,330,680
                                                                    ------------       ------------

           Total liabilities and stockholders' equity               $ 89,686,181       $ 85,773,165
                                                                    ============       ============





See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2001              2000
                                                   ------------      ------------
                                                             (UNAUDITED)
REVENUES:
     Oil and natural gas sales                     $ 11,421,012      $  3,120,716

COSTS AND EXPENSES:
     Lease operating                                  1,097,989           429,911
     Production taxes                                   828,005           261,883
     Depreciation, depletion and amortization         1,725,234           623,565
     General and administrative expenses              1,079,411           556,642
     Interest expense                                   829,969           156,530
                                                   ------------      ------------
          Total costs and expenses                    5,560,608         2,028,531
                                                   ------------      ------------

Other income, principally interest                      126,428            29,279
                                                   ------------      ------------

Earnings before income taxes                          5,986,832         1,121,464

Income taxes                                          2,256,000             9,000
                                                   ------------      ------------

NET EARNINGS                                       $  3,730,832      $  1,112,464
                                                   ============      ============

EARNINGS PER AVERAGE COMMON SHARE
     OUTSTANDING - BASIC                           $       0.76      $       0.31
                                                   ============      ============
EARNINGS PER AVERAGE COMMON SHARE
     OUTSTANDING - DILUTED                         $       0.76      $       0.31
                                                   ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
      BASIC                                           4,916,315         3,621,219
                                                   ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
      DILUTED                                         4,930,655         3,621,219
                                                   ============      ============



See accompanying notes to financial statements.

                      CANAAN ENERGY CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2001             2000
                                                              ------------    ------------
                                                                         (UNAUDITED)

Net earnings                                                  $  3,730,832    $  1,112,464

Other comprehensive income, net of tax:
     Cumulative effect of change in accounting principle        (1,578,899)             --
     Derivative losses reclassified into oil and
      natural gas sales                                            761,726              --
     Change in fair value of derivative instruments                525,173              --
                                                              ------------    ------------
Comprehensive income                                          $  3,438,832    $  1,112,464
                                                              ============    ============


See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED MARCH 31,
                                                             2001               2000
                                                          -----------       -----------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                         $ 3,730,832       $ 1,112,464
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation, depletion and amortization           1,725,234           623,565
         Deferred income tax expense (benefit)                386,000            (8,000)
         Amortization of debt issuance costs                   16,611                --
         Forgiveness of subscription receivable                    --             2,738
         Increase in accounts receivable and
                   other assets                            (2,250,479)         (123,452)
         Decrease in accounts payable, accrued
                   expenses and other liabilities            (203,816)          (48,499)
                                                          -----------       -----------

                 Net cash provided by operating
                     activities                             3,404,382         1,558,816
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  (2,126,721)         (275,448)
     Repayments on notes receivable                                --           168,750
     Net proceeds from affiliate contract services                 --            21,016
     Costs related to business combinations                        --          (287,284)
                                                          -----------       -----------

                 Net cash used in investing
                     activities                            (2,126,721)         (372,966)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt                                  --           215,000
     Distributions to partners                                     --        (1,890,613)
                                                          -----------       -----------

                 Net cash used in financing
                     activities                                    --        (1,675,613)
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents        1,277,661          (489,763)
Cash and cash equivalents at beginning of period            6,481,550         1,495,035
                                                          -----------       -----------
Cash and cash equivalents at end of period                $ 7,759,211       $ 1,005,272
                                                          ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for income taxes                       $ 1,368,112       $     4,000
                                                          ===========       ===========
     Cash payments for interest                           $   813,358       $   203,604
                                                          ===========       ===========

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION
                          Notes to Financial Statements


1. ORGANIZATION AND BASIS OF PRESENTATION

Canaan Energy Corporation ("Canaan") is engaged primarily in the acquisition, development and production of oil and natural gas properties.

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

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Canaan's 2000 Annual Report on Form 10-K.

The consolidated financial statements include the financial statements of Canaan and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements as of March 31, 2001, and for the three months ended March 31, 2000 and 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of results for the full year.

2. LONG-TERM DEBT

Simultaneously with the closing of the transactions described in Note 1, the Company entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $43,500,000 based on the Company's oil and gas reserves. The borrowing base began reducing monthly at the rate of $535,000 on December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The interest rate was 8.75% as of March 31, 2001. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. The credit facility is subject to a commitment fee for the banks maintaining of funds available for Canaan. The commitment fee ranges from 0.25% to 0.50%, based on the amount of the revolving commitment in effect for the applicable period. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. In connection with the completion of the combination transactions, the Company borrowed $33,964,683 under the credit facility to refinance approximately $31,377,000 in existing indebtedness (including approximately $23,600,000 assumed in the Indian acquisition) and to pay for transaction costs. The Company's borrowings under this facility represent all of its borrowings as of March 31, 2001.


3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of a $1,578,899 loss in accumulated other comprehensive loss to recognize at fair value all derivatives that were designated as cash-flow hedging financial instruments.

All of the Company's derivatives that qualify for hedge accounting treatment are "cash-flow" hedges. The Company designates its cash flow hedge derivatives on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

During the first quarter of 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with commodity-price contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage the Company's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

The Company does not hold or issue derivative instruments for trading purposes. The Company's commodity-price swap in place as of January 1, 2001 and as of March 31, 2001 has been designated as a cash flow hedge. Changes in the fair value of the derivative is reported on the balance sheet in "Accumulated Other Comprehensive Income" ("AOCI"). These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

The Company assesses the effectiveness of its hedges based on, at least quarterly, relative changes in fair value between the derivative instrument and the hedged forecasted sale of oil and natural gas. For the quarter ended March 31, 2001, The Company recorded a net charge of $58,000 which represented the ineffectiveness of the cash-flow hedge. The ineffectiveness is recorded in oil and natural gas sales in the consolidated statement of operations.

As of January 1, 2001 and March 31, 2001, all of the net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCI are expected to be reclassified to earnings by May 31, 2001 (the expiration of the price swap contract). The reclassifications will be made as the hedged natural gas is produced.

4. EARNINGS PER SHARE

All 412,500 stock options that have been granted through March 31, 2001 are included in the determination of the common shares outstanding on a diluted basis for March 31, 2001. There are no other dilutive instruments outstanding. The dilutive effect of the stock options for the 2001 period was an addition of 14,340 shares. No stock options or other dilutive instruments were outstanding in the 2000 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of Canaan's financial position as of March 31, 2001 and December 31, 2000, and its results of operations for the three-month periods ended March 31, 2001 and 2000. It is presumed that readers have read or have access to Canaan's 2000 Annual Report on Form 10-K.

GENERAL

Canaan is an Oklahoma corporation formerly known as Coral Reserves Group, Ltd., organized in March of 1987 for the purpose of originating, evaluating, engineering, negotiating, closing and managing producing oil and gas property acquisitions on a contract basis for several limited partnerships sponsored by others. Since 1990, our primary activities have consisted of acquiring, developing, producing and operating oil and natural gas properties. From 1990 to 2000 we managed eight limited partnerships ("Partnerships") on behalf of two affiliated managing general partners ("General Partners"). In October 2000, we completed a business combination by which we acquired the Partnerships, the General Partners, Canaan Securities, Inc. ("CSI"), an unaffiliated broker-dealer, and Indian Oil Company ("Indian"), an independent oil and gas company headquartered in Oklahoma City, Oklahoma. We issued 4,368,815 shares of our common stock as consideration for the acquired entities. We also paid a stock dividend of 562,368 shares to our shareholders of record immediately prior to the transaction for the purpose of increasing Canaan's shares to the amount allocated to it under the terms of the combination transaction. We have and will continue the combined businesses of the Partnerships, the General Partners and Indian in a manner similar to the business activities of such entities prior their acquisition.

Historically, we have utilized cash flows from operations and debt to fund our capital expenditure programs. We intend to fund future capital expenditures through cash flows from operations, borrowings under our credit facility, and other capital market activity in the public or private securities markets. We believe that increased cash flows attributable to the acquisitions of the Partnerships and Indian have better positioned us to pursue many of the prospects arising as a result of our ongoing activities.

Our acquisition of the Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases. Accordingly, our financial statements have been prepared as if we had owned the Partnerships and General Partners since their inception. Results of operations for Indian and CSI have been included in our financial statements since their acquisition in October 2000. Therefore, the three months ended March 31, 2000 do not include the operations of Indian or CSI.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001, we recorded net earnings of $3,730,832 or $0.76 per share on total revenues of $11,421,012. These results compare with net earnings for the three months ended March 31, 2000 of $1,121,464 or $0.31 per share on total revenues of $3,120,716. This 235% increase in net earnings was primarily due to higher oil and natural gas prices received during the first three months of 2001, as well as increased natural gas production attributable to the acquisition of Indian, as more fully described below. The effects of higher average prices and production were partially offset by an increase in income tax expense for the first three months of 2001 compared to the comparable period of 2000. As previously discussed, results of operations have been reported as if we owned the Partnerships and the General Partners for the entire three months ended March 31, 2000. However, any income tax liability associated with the operations of Partnerships and the General Partners did not arise until the actual consummation of the transactions in October 2000. Accordingly, income taxes for three months ended March 31, 2001 were significantly higher than in the corresponding period of 2000.

Revenues. Revenues from oil and natural gas sales increased by 266%, or $8,300,296 to $11,421,012 for the three months ended March 31, 2001, as compared to $3,120,716 for the same period of 2000. This increase was the result of higher natural gas production, primarily attributable to the acquisition of Indian, and to an increase in average oil and gas prices received during the three months ended March 31, 2001. Natural gas production increased 90% to 1,684,813 Mcf during the three months ended March 31, 2001 as compared to 886,854 Mcf for the first three months of 2000. The majority of this production increase is attributable to the acquired Indian properties. Oil production declined 7% from 46,732 Bbls during the three months ended March 31, 2000 to 43,247 Bbls for the three months ended March 31, 2001. The majority of this decrease can be attributed to normal production decline. The average price realized for natural gas increased by 150%, or $3.70 per Mcf, to $6.16 per Mcf during the three months ended March 31, 2001, as compared to $2.46 per Mcf for the same period of 2000. Hedging losses on first quarter produced volumes decreased our average price for natural gas by $0.74 per Mcf during the three months ended March 31, 2001, as opposed to increasing our average price by $0.11 for the comparable period of 2000. The average price realized for oil increased by 25%, or $4.87 per Bbl to $24.11 during the three months ended March 31, 2001, as compared to $19.24 per Bbl for the same period of 2000. Hedging contract settlements decreased our average price for oil by $3.49 per Bbl during the three months ended March 31, 2000. Oil hedging contract arrangements expired in December 2000, while existing natural gas hedging contract arrangements, covering approximately 18% of our daily natural gas production, expire in May 2001.

Lease operating expense. Lease operating expense increased by 155% or $668,068 to $1,097,989 for the three months ended March 31, 2001, as compared to $429,911 for the same period of 2000. The lease operating expense attributable to the acquired Indian properties accounted for $564,657 or 85% of this increase. The remaining increase was due primarily to repairs and workovers. On an Mcfe basis, lease operating expense increased 51% during the three months ended March 31, 2001 to $0.56 per Mcfe from $0.37 per Mcfe during the same period in 2000. This increase is primarily attributable to higher operating costs per Mcfe on the acquired Indian properties.

Production taxes. Production taxes increased 216%, or $566,122 to $828,005 for the three months ended March 31, 2001, as compared to $261,883 for the same period of 2000. This increase was primarily the result of increased oil and natural gas revenues in the three months ended March 31, 2001, as discussed previously. Production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

Depreciation and amortization expense. Depreciation and amortization expense increased 177%, or $1,101,669 to $1,725,234 for the three months ended March 31, 2001, as compared to $623,565 for the same period of 2000. Depreciation and amortization expense from oil and natural gas properties increased 173%, or $1,072,081 to $1,691,682 during the three months ended March 31, 2001 compared to $619,601 for the comparable period of 2000, due to the acquisition of the Indian properties, and the associated increased production during the three months ended March 31, 2001. Amortization expense per equivalent Mcf was $0.87 for the three months ended March 31, 2001 versus $0.53 for the same period of 2000. This increase in amortization per equivalent Mcf was due primarily to the addition of the Indian properties in October 2000 based on the fair market value of our common stock given as consideration. Depreciation resulting from non-oil and natural gas properties increased $29,588 as a result of assets added during the year, including those added through the acquisition of Indian.

General and administrative expense. General and administrative expenses increased $522,769 or 94% to $1,079,411 during the three months ended March 31, 2001 as compared to $556,642 for the same period of 2000. The principal components of the increase were salaries and related expenses, which increased $365,055 due to a significant expansion of our professional staff, and professional fees, which increased $183,684. General and administrative expenses per equivalent Mcf were $0.56 for the three months ended March 31, 2001, compared to $0.46 for the same period of 2000, a 17% increase.

Interest expense. Interest expense increased $673,439 or 430% to $829,969 during the three months ended March 31, 2001 from $156,530 during the same period of 2000. In October 2000 we assumed $23,639,994 in additional bank debt from the Indian acquisition. The 9.78% average interest rate associated with our bank debt increased during the three months ended March 31, 2001 as compared to the 8.67% average interest rate for the same period of 2000, further contributing to the increase in interest expense.

Income taxes. Income tax expense increased $2,247,000 to $2,256,000 for the three months ended March 31, 2001 as compared to $9,000 for the same period of 2000. As discussed earlier, this increase is primarily attributable to the fact that Partnership income and expenses were recorded for the entire three months ended March 31, 2000, but we had no tax liability for Partnership related operations until the consummation of the acquisition in October 2000. Our effective tax rate was 38% and 1% for the three months ended March 31, 2001 and 2000, respectively. On a pro forma basis, assuming the income tax from the Partnerships was fully taxed at corporate rates and the deferred income tax assets and liabilities had been recognized prior to 2000, our effective tax rate for the first three months of 2000 would have approximated the rate for 2001.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2001 and December 31, 2000, we had cash balances of $7,759,211, and $6,481,550, respectively. Working capital increased from $9,188,802 at December 31, 2000 to $12,920,758 at March 31, 2001, due principally to higher oil and natural gas prices.

For the three months ended March 31, 2001, net cash provided by operating activities was $3,404,382 as compared to cash provided of $1,558,816 for the three months ended March 31, 2000. This increase was primarily the result of improved pre-tax earnings. EBITDA increased $6,640,476 or 349% from $1,901,559 for the three months ended March 31, 2000 to $8,542,035 for the three months ended March 31, 2001.

Net cash used in investing activities for the three months ended March 31, 2001 was $2,126,721 as compared to $372,966 used in investing activities during the three months ended March 31, 2000, resulting in a $1,753,755 increase in cash used. This change was primarily the result of increased capital expenditures related to our 2001 drilling program, which were funded entirely by cash flow from operations.

Net cash used in financing activities was zero for the three months ended March 31, 2001 compared with $1,675,613 during the same period of 2000. Cash used in financing activities for the three months ended March 31, 2000 consisted of distributions to former limited partners of the Partnerships totaling $1,890,613 offset by draws on our bank credit facility of $215,000.

Capital expenditures. Our capital expenditures to date have focused primarily on the development of oil and natural gas properties in the Mid Continent Area, as well as acquisitions of proved developed producing oil and natural gas properties located in the same area. Our projected capital expenditures for 2001 are estimated to be $9,400,000 for development drilling and $2,100,000 for other drilling. Actual expenditures may vary depending on the results of our drilling program. We expended $2,126,721 during the three months ended March 31, 2001. During 2001 we will also aggressively seek out producing property acquisitions, whose characteristics meet with our growth parameters. However, the size and timing of these acquisitions cannot be forecasted with any degree of certainty.

Capital Resources. Our cash requirements have been met primarily in the past through cash generated from operations, and through available credit from our revolving bank credit facility. In October 2000 we entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $43,500,000 based on our oil and gas reserves. The borrowing base began reducing monthly at the rate of $535,000 on December 1, 2000. The credit facility has a maturity date of October 2003. The terms of the facility give us the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. Our available credit under this facility was approximately $9 million at March 31, 2001. Our long term debt to equity ratio improved to .85:1 as of March 31, 2001 from .93:1 as of December 31, 2000. We intend to meet our 2001 capital requirements primarily from existing cash balances, cash flow from operations, and funding under our bank credit facility. Cash flow from operations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond our control. We expect the availability under our revolving bank credit facility to grow in the future as we increase the value of our assets. However, the amount of credit granted by the bank group is affected by same economic, financial and business conditions which affect cash flow, as discussed above. In the future, we also intend to seek additional capital through offerings of additional equity securities. There can be no assurance, however, that the lenders will extend or increase the borrowing limits under the credit facility or that such equity offerings can be successfully completed. Should sufficient financing not be available from these or other sources, implementation of our business plan would be delayed and, accordingly, our growth strategy could be adversely affected.

FORWARD LOOKING STATEMENTS

This document includes certain statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this document that address activities, events or developments that Canaan Energy Corporation, an Oklahoma Corporation ("Canaan" or "Companies"), expects, believes or anticipates will or may occur in the future are forward looking statements. They include statements regarding the Company's drilling plans and objectives, related exploration and development costs, number and location of planned wells, reserve estimates and values, statements regarding the quality of the Company's properties and potential reserve and production levels. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes appropriate in the circumstances, including the assumption that there will be no material change in the operating environment for the Company's properties and that there will be no material acquisitions or divestitures. Such statements are subject to a number of risks, including but not limited to commodity price risks, drilling and production risks, risks related to weather and unforeseen events, governmental regulatory risks and other risks, many of which are beyond the control of the Company. See our Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete discussion of these risks. For all of these reasons, actual results or developments may differ materially from those projected in the forward looking statements. The Company assumes no obligation to update the forward looking statements to reflect events or circumstances occurring after the date of the statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2001, Canaan had financial hedging arrangements as follows:



                                                                           Weighted Average         Fair Value at
       Commodity                 Period             Monthly Volumes              Price             March 31, 2001
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                            April 1, 2001 to
          Gas                 May 31, 2001           100,375 MMBtu               $2.97               $(471,000)

Natural gas prices have declined since March 31, 2001, reducing the fair value liability associated with these financial hedging arrangements. Canaan expects to pay $421,000 in the second quarter relative to these financial hedging arrangements.

Interest Rate Risk. Canaan had long-term debt outstanding of $34.0 million as of March 31, 2001. All of the debt outstanding at March 31, 2001 bears interest at floating rates which averaged 8.75% as of March 31, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2001 would equal approximately 87.5 basis points. Such an increase in interest rates would have increased Canaan's interest expense by approximately $297,000 assuming amounts borrowed at March 31, 2001 were outstanding for a 12 month period.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                          PART II -- OTHER INFORMATION
ITEMS 1 -5

         Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

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


                                            CANAAN ENERGY CORPORATION
                                                  (Registrant)


                                                 Leo E. Woodard
                                      Chairman and Chief Executive Officer


                                               Michael S. Mewbourn
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



Date:   May 15, 2001