Form 10-Q
period 2001-09-30
CANAAN ENERGY CORP
filed 2001-11-13
CIK 1105747

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

         At November 13, 2001, Canaan Energy Corporation had outstanding 4,913,815 shares of Common Stock, par value $.01



================================================================================

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                           CANAAN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                               2001                   2000
                                                                           -------------         -------------
                                                                            (UNAUDITED)
ASSETS

Current assets:
 Cash and cash equivalents                                                 $   6,653,260         $   6,481,550
 Accounts receivable                                                           4,873,967             7,569,328
 Income tax receivable                                                         3,036,161                    --
 Other assets                                                                     30,057               101,726
                                                                           -------------         -------------
      Total current assets                                                    14,593,445            14,152,604
                                                                           -------------         -------------
Property and equipment, at cost, based on the full cost method
 of accounting for oil and natural gas properties                            102,765,356            91,690,784
      Less accumulated depreciation and amortization                         (25,292,993)          (20,258,478)
                                                                           -------------         -------------
                                                                              77,472,363            71,432,306
                                                                           -------------         -------------
Other assets                                                                     138,422               188,255
                                                                           -------------         -------------
      Total assets                                                         $  92,204,230         $  85,773,165
                                                                           =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
      Trade                                                                $   1,023,654         $   1,324,812
      Revenue and royalties due to others                                      1,822,724             2,433,547
 Accrued  expenses                                                                72,368                99,536
 Income taxes payable                                                                 --             1,105,907
                                                                           -------------         -------------
      Total current liabilities                                                2,918,746             4,963,802
                                                                           -------------         -------------
Long-term debt                                                                33,964,683            33,964,683
Deferred income taxes                                                         14,156,764            10,514,000

Stockholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares
   authorized, 4,931,815 and 4,913,815 issued and outstanding in 2001, respectively, and 3,621,219 shares issued and
   outstanding in 2000.                                                           49,318                49,318
 Additional paid-in capital                                                   57,027,781            57,027,781
 Treasury stock, at cost, 18,000 shares in 2001, and 15,500
   shares in 2000                                                               (163,647)             (146,281)
 Retained earnings (accumulated deficit)                                     (15,749,415)          (20,600,138)
                                                                           -------------         -------------
      Total stockholders' equity                                              41,164,037            36,330,680
                                                                           -------------         -------------
      Total liabilities and stockholders' equity                           $  92,204,230         $  85,773,165
                                                                           =============         =============


See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                      2001                 2000                2001                 2000
                                                  ------------         ------------        ------------        ------------
                                                             (UNAUDITED)                             (UNAUDITED)
REVENUES:
 Oil and natural gas sales                        $  4,492,919         $  3,560,619        $ 23,261,618        $  9,892,626

COSTS AND EXPENSES:
 Lease operating                                     1,079,264              410,366           3,362,503           1,303,128
 Production taxes                                      255,272              309,570           1,527,423             828,979
 Depreciation, depletion and amortization            1,637,604              657,177           5,035,257           1,874,338
 General and administrative expenses                 1,555,322              507,019           3,700,987           1,387,496
 Interest expense                                      594,019              188,524           2,127,769             519,514
                                                  ------------         ------------        ------------        ------------
      Total costs and expenses                       5,121,481            2,072,656          15,753,939           5,913,455
                                                  ------------         ------------        ------------        ------------
Other income, principally interest                      82,038               26,971             316,044              81,488
                                                  ------------         ------------        ------------        ------------
Earnings before income taxes                          (546,524)           1,514,934           7,823,723           4,060,659

Income tax expense (benefit)                          (197,000)               5,932           2,973,000              31,850
                                                  ------------         ------------        ------------        ------------
NET EARNINGS (LOSS)                               $   (349,524)        $  1,509,002        $  4,850,723        $  4,028,809
                                                  ============         ============        ============        ============
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
 OUTSTANDING - BASIC                              $      (0.07)        $       0.42        $       0.99        $       1.11
                                                  ============         ============        ============        ============
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
 OUTSTANDING - DILUTED                            $      (0.07)        $       0.42        $       0.98        $       1.11
                                                  ============         ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC                                              4,916,183            3,621,219           4,916,271           3,621,219
                                                  ============         ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  DILUTED                                            4,916,183            3,621,219           4,958,228           3,621,219
                                                  ============         ============        ============        ============


See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       2001                 2000               2001                2000
                                                   -----------          -----------        -----------         -----------
                                                            (UNAUDITED)                            (UNAUDITED)
Net earnings (loss)                                $  (349,524)         $ 1,509,002        $ 4,850,723         $ 4,028,809

Other comprehensive income, net of tax:
   Cumulative effect of change in
     accounting principle                                   --                   --         (1,578,899)                 --
   Derivative losses reclassified into
     oil and natural gas sales                              --                   --          1,034,160                  --
   Change in fair value of derivative
     instruments                                            --                   --            544,739                  --
                                                   -----------          -----------        -----------         -----------
Comprehensive income (loss)                        $  (349,524)         $ 1,509,002        $ 4,850,723         $ 4,028,809
                                                   ===========          ===========        ===========         ===========




See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2001               2000
                                                                          -----------         -----------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $  4,850,723         $ 4,028,809
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation, depletion and amortization                            5,035,257           1,874,338
        Deferred income tax expense                                         3,642,764               1,500
        Amortization of debt issuance costs                                    49,833                  --
        Forgiveness of subscription receivable                                     --               8,213
        Increase in accounts receivable and other assets                     (269,873)         (1,994,886)
        Increase (Decrease) in accounts payable, accrued expenses and
           other liabilities                                               (2,045,056)          1,303,179
                                                                         ------------         -----------
            Net cash provided by operating activities                      11,263,648           5,221,153
                                                                         ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (11,074,572)           (576,850)
   Repayments on notes receivable                                                  --             506,250
   Net proceeds from affiliate contract services                                   --              72,425
                                                                         ------------         -----------
            Net cash provided by (used in) investing activities           (11,074,572)              1,825
                                                                         ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on long-term debt                                                    --             625,000
   Distributions to partners                                                       --          (4,513,057)
   Purchase of treasury Stock                                                 (17,366)                 --
                                                                         ------------         -----------
            Net cash used in financing activities                             (17,366)         (3,888,057)
                                                                         ------------         -----------
Net increase in cash and cash equivalents                                     171,710           1,334,921
Cash and cash equivalents at beginning of period                            6,481,550           1,495,035
                                                                         ------------         -----------
Cash and cash equivalents at end of period                               $  6,653,260         $ 2,829,956
                                                                         ============         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes                                        $  3,431,500         $    13,350
                                                                         ============         ===========
   Cash payments for interest                                            $  2,064,720         $   347,236
                                                                         ============         ===========




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

In the opinion of management, the accompanying unaudited financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2000 and 2001, reflect adjustments (which were normal and recurring) which, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results for the three and nine months ended September 30, 2001, are not necessarily indicative of results expected for the full year.


2. LONG-TERM DEBT

Simultaneously with the closing of the transactions described in Note 1, the Company entered into a new secured revolving credit facility with a group of banks which provided for a borrowing base of $43,500,000 based on the Company's oil and gas reserves, with the borrowing base reducing monthly at the rate of $535,000 beginning on December 1, 2000. The credit facility has a maturity date of October 2003, and provides for semiannual redetermination of the borrowing base. In September 2001, the borrowing base was increased to $45,000,000 with no scheduled monthly reductions. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The interest rate was 6.5% as of September 30, 2001. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. The credit facility is subject to a commitment fee ranging from 0.25% to 0.50%, based on the amount of the revolving commitment in effect for the applicable period. Borrowings under the agreement are secured by substantially all of the Company's oil and gas properties. In connection with the completion of the combination transactions, the Company borrowed $33,964,683 under the credit facility to refinance approximately $31,377,000 in existing indebtedness (including approximately $23,600,000 assumed in the Indian acquisition) and to pay for transaction costs. The Company's borrowings under this facility represent all of its borrowings as of September 30, 2001.

The credit facility is governed by a credit agreement between the Company and the bank lending group. This agreement requires the Company to comply with certain financial ratios on a quarterly reporting basis. These ratios, as defined in the credit agreement, include a Current Ratio, Debt Service Coverage Ratio, Tangible Net Worth Ratio and Debt to EBITDA Ratio. For the quarter ended September 30, 2001, the Company's Debt to EBITDA Ratio did not comply with that required under the credit agreement. All other financial ratios calculated under the credit agreement were within their required ranges. The Company has provided projections to the bank group demonstrating its ability to meet this and all other ratios through the next borrowing base review in May 2002, and accordingly has received a waiver with respect to the Debt to EBITDA requirement as of September 30, 2001.

3. OIL AND GAS PROPERTIES

The Company utilizes the full cost method of accounting for costs related to the exploration and development of oil and gas properties. Under this method, all such costs (productive and nonproductive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full cost ceiling is evaluated at the end of each quarter. If the costs to be recovered exceed the ceiling, the excess is written-off as an expense unless prices increase after the end of the quarter and prior to the filing of the Company's financial statements. At September 30, 2001, our unamortized costs of oil and gas properties, net of deferred income taxes, exceeded this ceiling amount by approximately $20 million due to low gas prices in effect on that date. The market price for gas at Henry Hub was $1.83 on September 28, 2001, the last trading day prior to the end of the quarter. On November 9, 2001, gas prices had increased to $2.92 and the ceiling increased above the costs to be recovered. As a result, the Company was not required to record a write-down of the value of its oil and gas properties.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of a $1,578,899 loss in accumulated other comprehensive loss to recognize at fair value all derivatives that were designated as cash-flow hedging financial instruments.

All of the Company's derivatives that qualified for hedge accounting treatment were "cash-flow" hedges. The Company designated its cash flow hedge derivatives on the transition date. The Company formally documented the relationships between the hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process included linking all derivatives that were designated as cash-flow hedges to specific forecasted transactions. The Company also assessed, both at the transition date and on an ongoing basis, whether the derivatives that are used in hedging transactions were effective in offsetting changes in cash flows of hedged items.

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

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Company exposed itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments were placed with counterparties that the Company believes are minimal credit risks.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with commodity-price contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and gas prices at targeted levels and to manage the Company's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that had a high degree of historical correlation with actual prices received by the Company.

The Company does not hold or issue derivative instruments for trading purposes. The Company's commodity-price swap in place as of January 1, 2001 was designated as a cash flow hedge. The derivative instrument expired May 31, 2001. Changes in fair value of the derivative were reported on the balance sheet in "Accumulated Other Comprehensive Income (AOCI)." These amounts have been reclassified to oil and gas sales upon settlement with the contract counterparty.

The Company assesses the effectiveness of its hedges, at least quarterly, based on relative changes in fair value between the derivative instrument and the hedged forecasted sale of oil and gas. For the nine months ended September 30, 2001, the Company recorded a net charge of $60,000 which represented the ineffectiveness of the cash-flow hedge. The ineffectiveness was recorded in oil and natural gas sales in the consolidated statement of operations.

All of the net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCI were reclassified to earnings by May 31, 2001 (the expiration date of the price swap contract). At September 30, 2001, the Company did not have any financial hedging arrangements.

5. EARNINGS PER SHARE

All of the 495,000 stock options (1,250 issued during the 3rd quarter) that have been granted through September 30, 2001 are included in the determination of the common shares outstanding on a diluted basis for September 30, 2001. There are no other dilutive instruments outstanding. The dilutive effect of the stock options for the nine months period ended September 30, 2001 was an addition of 41,957 shares. No options were considered for the three-month period ended September 30, 2001 since the Company incurred a net loss. No stock options or other dilutive instruments were outstanding in 2000.

6. INCOME TAX EXPENSE

As discussed in Note 1, the acquisition of the Partnerships was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests. Accordingly, the results of operations of the partnerships have been included with Canaan's results for the first nine months of both 2001 and 2000. However, any income tax liability associated with the operations of the Partnerships did not arise until the actual consummation of the transactions on October 23, 2000. Had the transactions been completed on January 1, 2000, approximately $570,000 and $1,511,000 of additional income tax expense would have been recognized for the three and nine month periods ended September 30, 2000, resulting in net earnings of approximately $939,002 and $2,517,809, respectively.

7. RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, "Business Combinations," Statement 142, "Goodwill and Other Intangible Assets," and Statement 143, "Accounting for Asset Retirement Obligations." Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use or for disposal to have a material impact on the Company's financial statements because the Company utilizes the full-cost method of accounting for oil and gas exploration and development activities and the impairment assessment under Statement 144 is largely unchanged from Statement 121.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------           ------------------
                                                             2001          2000             2001        2000
                                                            ------        ------           ------      ------
                                                                (UNAUDITED)                     (UNAUDITED)
Oil production (MMBbls)                                         44            31              133          96
Natural gas production (MMcf)                                1,516           890            4,761       2,674
Gas equivalent production (MMcfe)                            1,781         1,074            5,562       3,249

Average oil price (per Bbl) before                           24.76         29.45            26.71       29.00
   hedging contract settlements
Adjustment for hedging contract settlements                     --         (8.01)              --       (5.98)
                                                            ------        ------           ------      ------
Average oil price (per Bbl)                                  24.76         21.44            26.71       23.02

Average gas price (per Mcf) before hedging contract
   settlements                                                2.24          4.22             4.49        3.28
Adjustment for hedging contract settlements                     --          (.96)            (.35)       (.41)
                                                            ------        ------           ------      ------
Average gas price (per Mcf)                                   2.24          3.26             4.14        2.87

Average gas equivalent price (per Mcfe) before hedging
   contract settlements                                       2.52          4.34             4.48        3.56
Adjustment for hedging contract settlements                     --         (1.02)            (.30)       (.51)
                                                            ------        ------           ------      ------
Average gas equivalent price (per Mcfe)                       2.52          3.32             4.18        3.05

OPERATING COSTS (PER MCFE):
  Lease operating expense                                      .61           .38              .60         .40
  Production taxes                                             .14           .29              .27         .26
  General and administrative expense                           .87           .47              .67         .43
  Depreciation, depletion and amortization - oil & gas
     properties                                                .90           .61              .89         .57


The following discussion is intended to assist in obtaining an understanding of Canaan's financial position as of September 30, 2001, and its results of operations for the three-month and nine-month periods ended September 30, 2001. It is presumed that readers have read or have access to Canaan's 2000 Annual Report on Form 10-K.

GENERAL

Canaan is an Oklahoma corporation formerly known as Coral Reserves Group, Ltd., organized in March of 1987 for the purpose of originating, evaluating, engineering, negotiating, closing and managing producing oil and gas property acquisitions on a contract basis for several limited partnerships sponsored by others. Since 1990, our primary activities have consisted of acquiring, developing, producing and operating oil and natural gas properties. From 1990 to 2000, we managed eight limited partnerships ("Partnerships") on behalf of two affiliated managing general partners ("General Partners"). In October 2000, we completed a business combination by which we acquired the Partnerships, the General Partners, Canaan Securities, Inc. ("CSI"), an unaffiliated broker-dealer, and Indian Oil Company ("Indian"), an independent oil and gas company headquartered in Oklahoma City, Oklahoma. We issued 4,368,815 shares of our common stock as consideration for the acquired entities. We also paid a stock dividend of 562,368 shares to our shareholders of record immediately prior to the transaction for the purpose of increasing Canaan's shares to the amount allocated to it under the terms of the combination transaction. We have and will continue the combined businesses of the Partnerships, the General Partners and Indian in a manner similar to the business activities of such entities prior to their acquisition.

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

Our acquisition of the Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to pooling of interests. The acquisitions of Indian and CSI were accounted for as purchases. Accordingly, our financial statements have been prepared as if we had owned the Partnerships and General Partners since their inception. Results of operations for Indian and CSI have been included in our financial statements since their acquisition in October 2000. Therefore, the three-month and nine-month periods ended September 30, 2000 do not include the operations of Indian or CSI.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

For the three months ended September 30, 2001, we recorded a net loss of $349,524 or $.07 per share on total revenues of $4,492,919. These results compare with net earnings for the three months ended September 30, 2000 of $1,509,002 or $.42 per share on total revenues of $3,560,619. The net loss was primarily due to lower gas prices received during the third quarter of 2001 and increased general and administrative expenses, as more fully described below. As discussed above, results of operations have been reported as if the Company owned the Partnerships and the General Partners for the entire quarter ended September 30, 2000. However, any income tax liability associated with the operations of Partnerships and the General Partners did not arise until the actual consummation of the transactions in October 2000. Had the transactions been completed on January 1, 2000, approximately $570,000 of additional income tax expense would have been recognized for the three month period ended September 30, 2000, resulting in net earnings of approximately $939,000 or $.26 per share.

Revenues. Revenues from oil and natural gas sales increased by 26%, or $932,300 to $4,492,919 for the three months ended September 30, 2001, as compared to $3,560,619 for the same period of 2000. This increase was the result of higher natural gas production, primarily attributable to the acquisition of Indian, offset by a decrease in average gas prices received during 2001. Natural gas production increased 626,052 Mcf or 70% to 1,516,259 Mcf during the three months ended September 30, 2001 as compared to 890,207 Mcf for the third quarter of 2000. Oil production increased 44% or 13,488 Bbls from 30,684 Bbls during the three months ended September 30, 2000 to 44,172 Bbls for the three months ended

September 30, 2001. The average price realized for natural gas decreased by 31%, or $1.02 per Mcf, to $2.24 per Mcf during the three months ended September 30, 20001 as compared to $3.26 per Mcf for the same period of 2000. Hedging losses on third quarter 2000 production decreased our average price for natural gas by $.96 per Mcf. The average price realized for oil increased by 15%, or $3.31 per Bbl to $24.76 during the three months ended September 30, 2001, as compared to $21.44 per Bbl for the same period of 2000. Hedging contract settlements decreased our average price for oil by $8.01 per Bbl during the three months ended September 30, 2000. Oil hedging contract arrangements expired in December 2000.

Lease operating expense. Lease operating expense increased by 163% or $668,898 to $1,079,264 for the three months ended September 30, 2001, as compared to $410,366 for the same period of 2000. The majority of this increase is attributable to the acquisition of the Indian properties. The remaining increase was due primarily to repairs and workovers. On an Mcfe basis, lease operating expense increased 61% during the three months ended September 30, 2001 to $.61 per Mcfe from $.38 per Mcfe during the same period in 2000. This increase is primarily attributable to higher operating costs per Mcfe on the acquired Indian properties, as well as to higher overall operating costs on all wells during 2001.

Production taxes. Production taxes decreased 18%, or $54,298 to $255,272 for the three months ended September 30, 2001, as compared to $309,570 for the same period of 2000. The decrease is due to the acquisition of Indian Oil Company. The Indian properties were located in states that have lower production tax rates than Canaan or the Partnerships. As a percentage of revenues, the production taxes were 5.7% and 6.7% for the three-month periods ended September 30, 2001 and 2000, respectively. Production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

Depreciation and amortization expense. Depreciation and amortization expense increased 149%, or $980,427 to $1,637,604 for the three months ended September 30, 2001, as compared to $657,177 for the same period of 2000. Depreciation and amortization expense from oil and natural gas properties increased 145%, or $946,453 to $1,600,716 during the three months ended September 30, 2001 compared to $654,263 for the comparable period of 2000, due to the acquisition of the Indian properties, and the associated increased production during the three months ended September 30, 2001. Amortization expense per equivalent Mcf was $.90 for the three months ended September 30, 2001 versus $.61 for the same period of 2000. This increase in amortization per equivalent Mcf was due primarily to the purchase of Indian in October 2000.

General and administrative expense. General and administrative expenses increased $1,048,303 or 207% to $1,555,322 during the three months ended September 30, 2001 as compared to $507,019 for the same period of 2000. The principal components of the increase were salaries and related expenses, which increased $534,205 due to a significant expansion of our professional staff in anticipation of future growth in drilling and acquisition activities. Additionally, we incurred nonrecurring professional fees related to tax research and compliance as well as other services associated with the transition to a publicly held company totaling approximately $338,000. General and administrative expenses per equivalent Mcf were $.87 for the three months ended September 30, 2001, compared to $.47 for the same period of 2000, a 85% increase. We believe our general and administrative expense will decline on a nominal basis in the upcoming quarters and on a per equivalent Mcf basis as we increase production in future periods.

Interest expense. Interest expense increased $405,495 or 215% to $594,019 during the three months ended September 30, 2001 from $188,524 during the same period of 2000. In October 2000 we assumed $23,639,994 in additional bank debt from the Indian acquisition. The 6.8% average interest rate associated with our bank debt decreased during the three months ended September 30, 2001 as compared to the 9.3% average interest rate for the same period of 2000.

Income taxes. The income tax benefit was $197,000 for the three months ended September 30, 2001 as compared to an income tax expense of $5,932 for the same period of 2000. Partnership income and expenses were recorded for the entire three months ended September 30, 2000, but we had no tax liability for Partnership related operations until the consummation of the acquisition in October 2000. Our effective tax rate was 38% and 1% for the three months ended September 30, 2001 and 2000, respectively. On a pro forma basis, assuming the income from the Partnerships was fully taxed at corporate rates and the deferred income tax assets and liabilities had been recognized prior to 2000, our effective tax rate for the three month period of 2000 would have approximated the rate for 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, we had net earnings of $4,850,723 or $.99 per share on total revenues of $23,261,618. These results compare with net earnings for the nine months ended September 30, 2000 of $4,028,809 or $1.11 per share on total revenues of $9,892,626. This 20% increase in net earnings was primarily due to higher average oil and natural prices received during the first nine months of 2001, as well as increased natural gas production attributable to the acquisition of Indian, as more fully described below. The effects of higher average prices and production were offset by higher operating and general and administrative costs. Additionally, income tax expense increased $2,941,150 for the first nine months of 2001 compared to the comparable period of 2000. Results of operations have been reported as if we owned the Partnerships and the General Partners for the entire nine months ended September 30, 2000. However, any income tax liability associated with the operations of Partnerships and the General Partners did not arise until the actual consummation of the transactions in October 2000. Had the transactions been completed on January 1, 2000, approximately $1,511,000 of additional income tax expense would have been recognized for the nine month period ended September 30, 2000, resulting in net earnings of approximately $2,518,000 or $.70 per share.

Revenues. Revenues from oil and natural gas sales increased by 135%, or $13,368,992 to $23,261,618 for the nine months ended September 30, 2001, as compared to $9,892,626 for the same period of 2000. This increase was the result of higher natural gas production, primarily attributable to the acquisition of Indian, and to an increase in average oil and gas prices received during 2001. Natural gas production increased 78% to 4,761,382 Mcf during the nine months ended September, 2001 as compared to 2,673,892 Mcf for the first nine months of 2000. Oil production increased 39% from 95,785 Bbls during the nine months ended September 30, 2000 to 133,438 Bbls for the nine months ended September 30, 2001. The average price realized for natural gas increased by 44%, or $1.27 per Mcf, to $4.14 per Mcf during the nine months ended September 30, 2001, as compared to $2.88 per Mcf for the same period of 2000. Hedging losses for the nine months ended September 30, 2001 and 2000 decreased our average price for natural gas by $.35 and $.41 per Mcf, respectively. The average price realized for oil increased 16%, or $3.69 per Bbl to $26.71 during the nine months ended September 30, 2001, as compared to $23.02 per Bbl for the same period of 2000. Hedging contract settlements decreased our average price for oil by $5.98 per Bbl during the nine months ended September 30, 2000. Oil hedging contract arrangements expired in December 2000, while existing natural gas hedging contract arrangements, covering approximately 18% of our daily natural gas production, expired in May 2001.

Lease operating expense. Lease operating expense increased by 158% or $2,059,375 to $3,362,503 for the nine months ended September 30, 2001, as compared to $1,303,128 for the same period of 2000. The majority of this increase is attributable to the acquisition of the Indian properties. The remaining increase was due primarily to repairs and workovers. On an Mcfe basis, lease operating expense increased 51% during the nine months ended September 30, 2001 to $.60 per Mcfe from $.40 per Mcfe during the same period in 2000. This increase is primarily attributable to higher operating costs per Mcfe on the acquired Indian properties, as well as to higher overall operating costs on all wells during 2001.

Production taxes. Production taxes increased 84%, or $698,444 to $1,527,423 for the nine months ended September 30, 2001, as compared to $828,979 for the same period of 2000. This increase was primarily the result of increased oil and natural gas revenues in 2001, as discussed previously. As a percentage of revenues, production taxes were 6.1% and 7.2% for the nine-month periods ended September 30, 2001 and 2000, respectively. Production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

Depreciation and amortization expense. Depreciation and amortization expense increased 169%, or $3,160,919 to $5,035,257 for the nine months ended September 30, 2001, as compared to $1,874,338 for the same period of 2000. Depreciation and amortization expense from oil and natural gas properties increased 164%, or $3,065,671 to $4,931,265 during the nine months ended September 30, 2001 compared to $1,865,594 for the comparable period of 2000, due to the acquisition of the Indian properties, and the associated increased production during the nine months ended September 30, 2001. Amortization expense per equivalent Mcf was $.89 for the nine months ended September 30, 2001 versus $.57 for the same period of 2000. This increase in amortization per equivalent Mcf was due primarily to the purchase of Indian in October 2000. Depreciation resulting from non-oil and natural gas properties increased $95,248 as a result of assets added during the year, including those added through the acquisition of Indian.

General and administrative expense. General and administrative expenses increased $2,313,491 or 167% to $3,700,987 during the nine months ended September 30, 2001 as compared to $1,387,496 for the same period of 2000. The principal components of the increase were salaries and related expenses, which increased $1,439,042 due to a significant expansion of our professional staff in anticipation of future growth in drilling and acquisition activities. Additionally, we incurred nonrecurring professional fees related to tax research and compliance as well as other services associated with the transition to a publicly held company totaling approximately $388,000. General and administrative expenses per equivalent Mcf were $.67 for the nine months ended September 30, 2001, compared to $.43 for the same period of 2000, a 56% increase. We believe our general and administrative expense on a nominal basis in the upcoming quarters will decline on a equivalent Mcf basis as we increase production in future periods.

Interest expense. Interest expense increased $1,608,255 or 310% to $2,127,769 during the nine months ended September 30, 2001 from $519,514 during the same period of 2000. In October 2000 we assumed $23,639,994 in additional bank debt from the Indian acquisition. The 8.16% average interest rate associated with our bank debt during the nine months ended September 30, 2001 was lower than the 9.0% average interest rate for the same period of 2000, slightly mitigating the increase in interest expense.

Income taxes. Income tax expense increased $2,941,150 to $2,973,000 for the nine months ended September 30, 2001 as compared to $31,850 for the same period of 2000. As discussed earlier, this increase is primarily attributable to the fact that Partnership income and expenses were recorded for the entire nine months ended September 30, 2000, but we had no tax liability for Partnership related operations until the consummation of the acquisition in October 2000. Our effective tax rate was 38% and 1% for the six months ended September 30, 2001 and 2000, respectively. On a pro forma basis, assuming the income tax from the Partnerships was fully taxed at corporate rates and the deferred income tax assets and liabilities had been recognized prior to 2000, our effective tax rate for the first three months of 2000 would have approximated the rate for 2001.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2001 and December 31, 2000, we had cash balances of $6,653,260, and $6,481,550 respectively. Working capital increased from $9,188,802 at December 31, 2000 and $11,674,699 at September 30, 2001.

For the nine months ended September 30, 2001, net cash provided by operating activities was $11,263,648 as compared to cash provided of $5,221,153 for the nine months ended September 30, 2000. This increase was primarily the result of improved pre-tax earnings. Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased $8,532,238 or 132% from $6,454,511 for the nine months ended September 31, 2000 to $14,986,749 for the nine months ended September 30, 2001. EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

Net cash used in investing activities for the nine months ended September 30, 2001 was $11,074,572 as compared to $1,825 provided by investing activities during the nine months ended September 30, 2000, resulting in a $11,076,397 increase in cash used. This change was primarily the result of increased capital expenditures related to our 2001 drilling program, which were funded entirely by cash flow from operations.

Net cash used in financing activities was $17,366 for the nine months ended September 30, 2001 as compared with $3,888,057 during the same period of 2000. Cash used in financing activities for the nine months ended September 30, 2000 consisted of distributions to former limited partners of the Partnerships totaling $4,513,057 offset by draws on our bank credit facility of $625,000.

Capital expenditures. Our capital expenditures to date have focused primarily on the development of oil and natural gas properties in the Mid Continent Area, as well as acquisitions of proved developed producing oil and natural gas properties located in the same area. Our projected capital expenditures for 2001 are estimated to be $12,100,000 for development drilling and $2,700,000 for other drilling . Actual expenditures may vary depending on the results of our drilling program. We expended $11,074,572 during the nine months ended September 30, 2001. During the remainder of 2001 we will also aggressively seek producing property acquisitions, whose characteristics meet with our growth parameters. However, the size and timing of these acquisitions cannot be forecasted with any degree of certainty.

Capital Resources. Our cash requirements have been met primarily in the past through cash generated from operations and through available credit from our revolving bank credit facility. In October 2000 we entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $43,500,000 based on our oil and gas reserves, with the borrowing base reducing monthly at the rate of $535,000 beginning on December 1, 2000. The credit facility has a maturity date of October 2003, and provides for semiannual redetermination of the borrowing base. In June 2001, the borrowing base was increased to $45,000,000 with no scheduled monthly reductions. The terms of the facility give us the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.25% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. Our available credit under this facility was approximately $11 million at September 30, 2001. The credit facility is governed by a credit agreement between the Company and the bank lending group. This agreement requires the Company to comply with certain financial ratios on a quarterly reporting basis. These ratios, as defined in the credit agreement, include a Current Ratio, Debt Service Coverage Ratio, Tangible Net Worth Ratio and Debt to EBITDA Ratio. During the quarter ended September 30, 2001, the Company incurred general and administrative expenses of a nonrecurring nature in the amount of approximately $388,000. These expenses, coupled with declining oil and gas prices caused the Company's Debt to EBITDA ratio to rise above the required 3.00 to 1. All other financial ratios calculated under the credit agreement were within their required ranges. EBITDA, as defined in the credit agreement, is calculated by annualizing the current quarter, and as a result, these factors are magnified in the resulting ratio. The Company has provided projections to the bank group demonstrating its ability to meet this and all other ratios through the next borrowing base review in May 2002, and accordingly has received a waiver with respect to the Debt to EBITDA requirement as of September 30, 2001. Our long term debt to equity ratio decreased to .83 as of September 30, 2001 from .93 as of December 31, 2000. We intend to meet our 2001 capital requirements primarily from existing cash balances, cash flow from operations, and funding under our bank credit facility. Cash flow from operations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial and business conditions and other factors, many of which are beyond our control. We expect the availability under our revolving bank credit facility to grow in the future as we increase the value of our assets. However, the amount of credit granted by the bank group is affected by the same economic, financial and business conditions which affect cash flow, as discussed above. In the future, we also intend to seek additional capital through offerings of additional equity securities. There can be no assurance, however, that the lenders will extend or increase the borrowing limits under the credit facility or that such equity offerings can be successfully completed. Should sufficient financing not be available from these or other sources, implementation of our business plan would be delayed and, accordingly, our growth strategy could be adversely affected.

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

At September 30, 2001, Canaan did not have any financial hedging arrangements.

Interest Rate Risk. Canaan had long-term debt outstanding of $34.0 million as of September 30, 2001. All of the debt outstanding at September 30, 2001 bears interest at floating rates which averaged 6.5% as of September 30, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2001 would equal approximately 65 basis points. Such an increase in interest rates would increase Canaan's annual interest expense by approximately $220,000 assuming amounts borrowed at September 30, 2001 were outstanding for a twelve month period.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                          PART II -- OTHER INFORMATION
ITEMS 1-5

Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CANAAN ENERGY CORPORATION
                                                  (Registrant)

                                             /s/ LEO E. WOODARD
                                      ------------------------------------
                                                 Leo E. Woodard
                                      Chairman and Chief Executive Officer


                                             /s/ MICHAEL S. MEWBOURN
                                      ------------------------------------
                                               Michael S. Mewbourn
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



Date:  November 13, 2001