Form 10-K405
period 2001-12-31
CANAAN ENERGY CORP
filed 2002-04-01
CIK 1105747

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                       Commission file number 000-31819

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

                                (405) 604-9200
              Registrant's telephone number, including area code

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class Name of each exchange on which registered
         ------------------- -----------------------------------------
                                               None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

                        Preferred Share Purchase Rights
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing sale price of the registrant's common stock as of March 26, 2002 was $39,842,000. On that date, the number of outstanding shares, $0.01 par value, was 4,353,646.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Registrant's 2002 Annual Meeting of Stockholders.

================================================================================

                               TABLE OF CONTENTS

   Item                                                                  Page
   ----                                                                  ----
                                     PART I


    1.   BUSINESS.......................................................   1

    2.   PROPERTIES.....................................................   6

    3.   LEGAL PROCEEDINGS..............................................  13

    4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  13

                                    PART II


    5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................  14

    6.   SELECTED FINANCIAL DATA........................................  15

    7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS........................................  17

   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  28

    8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.....................  29

    9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.........................................  29

                                    PART III


   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  30

   11.   EXECUTIVE COMPENSATION.........................................  30

   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  30

   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  30

                                    PART IV


   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  31

   SIGNATURES...........................................................  33

                                    PART I

ITEM 1.  Business

The Company

   Canaan Energy Corporation ("Canaan" and the "Company"), formerly known as Coral Reserves Group, Ltd., is an independent oil and natural gas company headquartered in Oklahoma City, Oklahoma. Canaan was formed in March 1987 as an Oklahoma corporation by Leo E. Woodard and John K. Penton. Mr. Woodard continues to serve the Company as Chief Executive Officer and Mr. Penton serves as President.

   From inception, Canaan engaged in and attained growth through the acquisition and exploitation of producing properties. Between 1990 and 1996 Canaan formed eight limited partnerships ("Partnerships"). Coral Reserves, Inc. ("Coral Inc.") and Coral Reserves Energy Corp. ("Coral Corp."), subsidiaries of Canaan, (collectively referred to as the "General Partners") served as general partners of the Partnerships and Canaan provided management services to Coral Inc. and Coral Corp. The purposes of the Partnerships were to acquire producing oil and natural gas properties primarily in Oklahoma and to conduct limited additional development activity relating to the acquired properties. Canaan Securities, Inc. ("CSI"), an unaffiliated broker/dealer, served as placement agent in connection with the private placement of the limited partnerships interests in the Partnerships.

   In 1997, Canaan and the General Partners began to consider the possibility of combining the Partnerships into a publicly held oil and natural gas company in order to achieve the benefits of a corporate entity with a larger asset base and greater growth potential than available to any individual partnership. In February 1999, Indian Oil Company ("Indian"), a privately held Oklahoma corporation engaged in oil and natural gas exploration, development and production, primarily in Oklahoma, Canaan and the General Partners entered into an agreement for Canaan to acquire all the outstanding stock of Indian. Shortly thereafter, management initiated a plan to effect a series of combination transactions whereby Canaan would acquire all of the limited partners' interests in the Partnerships and 100% of the stock of Coral Inc., Coral Corp., CSI and Indian with registered common shares of Canaan. Canaan and the other entities entered into a plan of combination in February 2000 providing for the terms of the combination transactions.

   On October 23, 2000, the combination transactions were overwhelmingly approved at meetings of the former stockholders of Indian, Coral Inc., Coral Corp., CSI and the limited partners. Canaan issued 4,368,815 shares of our common stock as consideration for the acquired entities. Canaan also paid a stock dividend of 562,368 shares to our stockholders of record immediately prior to the transaction for the purpose of increasing Canaan's existing shares to the amount allocated to it under the terms of the combination transaction. Trading of Canaan's common shares on NASDAQ National Market System under the ticker symbol of "KNAN" commenced on October 26, 2000.

   As of December 31, 2001, Canaan operated 190 of the 949 wells in which it owned a working interest, and these operated wells accounted for 35% of total net production based on estimated production for January 2002. For the month of January 2002, the Company's daily net production averaged 20.8 MMcfe, consisting of 18.2 MMcf of natural gas and 435 Bbls of oil. Total net proved reserves as of December 31, 2001 were 94.9 Bcfe, of which 91% were natural gas, with proved developed reserves representing 77% of the total and proved undeveloped reserves accounting for the remaining 23%.

   All historical information in this document relating to Canaan includes information relating to the Partnerships and the General Partners. Canaan's historical financial statements have been restated as if Canaan had owned such interests since their inception.

Business Strategy

   Canaan's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings. This strategy will be implemented through the following:

      Natural Gas Focus. We emphasize growth in natural gas reserves and believe that the long-term supply and demand fundamentals for natural gas are favorable for continued strength in natural gas prices.

   Natural gas continues to gain recognition as an efficient, clean and environmentally-friendly fuel source alternative. This is particularly true for electricity generation facilities, which are increasingly turning to natural gas for their power consumption needs. About 91% of our reserve base is comprised of natural gas, making us substantially more leveraged to natural gas than the industry average.

      Impact Acquisitions. We seek acquisitions that are geographically concentrated in our core areas where we possess considerable operating expertise and realize economies of scale. We principally target acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost. The Vintage Petroleum, Inc. acquisition in late 2001, as discussed below, is a prime example of this type of acquisition.

      Diversification Through Joint Ventures. We participate with industry partners to diversify and enhance growth of our core areas. During 2001, Canaan entered into a joint venture with a successful operator in the South Texas onshore region. The opportunities acquired through this joint venture included 3-D seismic data and technology that are being used to identify high impact drilling prospects. The Company expects to begin drilling in this region in mid-2002. The potential reserves attributable to this South Texas venture, as in the Mid-Continent region, are primarily longer producing, natural gas reserves. Canaan will continue to seek drilling opportunities in this area with the ultimate goal of developing the South Texas region as a new core area for Canaan.

      Identification and Development of Prospects. We aggressively exploit the value in our oil and natural gas property base through an active development drilling program. The development drilling program has and will be an important source of low-risk production growth and is conducted in areas where multiple productive oil and natural gas wells have been drilled, thereby reducing dry hole risks. Canaan also employs aggressive land strategies to increase ownership in existing properties with development potential and, to obtain acreage in areas of interest through acquisitions, leases or farm-ins. During 2001, we participated in the drilling of 58 development wells with a 97% success rate. For 2002, we plan to continue our development program in the Mid-Continent area and begin developing high impact drilling prospects in the South Texas area.

      Canaan has accumulated interests in 319,816 developed and 45,834 undeveloped gross acres with 250 identified potential drilling locations and 90 square miles of 3-D seismic. Of these locations, 65 had been assigned proved undeveloped reserves at December 31, 2001.

      Geographically-Concentrated Property Base. We own working interests in 949 wells located primarily in the Mid-Continent area. As a result of this geographically-concentrated property base, the opportunity to generate positive results through the application of improved production technologies and to achieve economies of scale is enhanced while the risk of material adverse financial consequences from unexpected production interruptions is minimized. We have three field offices in our core areas and employ approximately 24 pumpers and other field personnel to provide onsite management of our properties.

   Canaan intends to finance its growth through various methods including bank and other borrowings, private equity offerings and cash flow from operations. Canaan may pursue public equity and/or debt offerings when industry and market conditions will allow the successful placement of such securities.

2001 Significant Developments

   Our activities in 2001 included building a corporate team to manage a larger public company. Prior to the closing of the combination transaction in October 2000, we had 14 employees. Since that time, through March 26, 2002, we added 34 employees, including former Indian employees, a number of geological, engineering and land personnel. In 2001, we participated in the drilling of 58 gross (10.5 net) wells, of which we operated 7 gross (4.8 net) wells, at an aggregate capital cost of $12.4 million.

   During 2001, Canaan entered into a joint venture with a successful operator in the South Texas onshore region as described below. In December 2001, the Company acquired from Vintage Petroleum, Inc. for $2.1 million, five operated, producing wells in Custer County, Oklahoma. This strategic Mid-Continent acquisition in our Deep Anadarko Basin area also includes the upside potential of two proved undeveloped and two nonproved locations. Netherland, Sewell & Associates, Inc. ("NSAI"), independent reservoir engineers, estimated proved reserves of 3.0 Bcfe as of December 31, 2001 attributable to this acquisition reflecting an attractive acquisition price of approximately $0.70 per Mcfe.

   In November 2001, we exercised a right of first refusal to purchase 560,169 shares of our common stock, totaling approximately 11% of our shares outstanding, for $12 per share or a total of $6.7 million. These shares were owned by certain former shareholders of Indian and had been offered to Chesapeake Energy Corporation, an Oklahoma City based oil and gas company that had previously expressed an interest in acquiring Canaan.

   Subsequent to November 2001, Chesapeake acquired 333,149 shares, or 7.65%, of our common stock from former Indian shareholders. In March 2002, Chesapeake publicly announced its intention to commence a tender offer for our common stock at $12 per share. We have engaged CIBC World Markets Corp. as our financial advisor to assist us in evaluating this proposal as well as our other strategic alternatives which may maximize value for all shareholders.

Marketing

   The ability of Canaan to market oil and natural gas generally depends on factors beyond its control. The potential effects of governmental regulation and market factors, including alternative domestic and imported energy sources, available pipeline capacity and general market conditions are not entirely predictable.

   Natural Gas. Natural gas is generally sold pursuant to individually negotiated natural gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend several years. Customers who purchase natural gas include marketing affiliates of the major pipeline companies, natural gas marketing companies and a variety of commercial entities, public authorities and industrial and institutional end-users who ultimately consume the natural gas. Natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily, reflecting changing market conditions. The deliverability and price of natural gas are subject to both governmental regulation and supply and demand forces. During the past several years, regional surpluses and shortages of natural gas have occurred, resulting in wide fluctuations in prices. Prices received by the Company for natural gas production during the years ended December 31, 2001 and 2000 varied from $1.58 to $12.93 per Mcf and from $1.31 to $11.26 per Mcf, respectively.

   The lengths of the contracts vary widely. During the year ended December 31, 2001, 60% of the Company's natural gas was sold under long-term contracts, with 40% of its natural gas sold under short-term or spot market contracts. Substantially all of Canaan's natural gas is sold under contracts providing for market sensitive terms.

   Crude Oil. Oil produced from Canaan's properties is sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30-days notice. The price paid by these purchasers is generally an established, or "posted," price that is offered to all producers. For the years ended December 31, 2001 and 2000, the price for the Company's oil ranged from $15.99 to $31.00 per Bbl and from $16.25 to $36.75 per Bbl, respectively. During the last several years, prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, supply and demand variables and such non-economic factors as the impact of political considerations on OPEC pricing policies and the possibility of supply interruptions. Oil production comprised approximately 14% of Canaan's total oil and natural gas production calculated on an equivalent Mcf basis for 2001. Therefore, an increase or decrease in oil prices has a minimal effect on Canaan's revenues when compared to the effect of changes in the price of natural gas.

Principal Customers

   During the year ended December 31, 2001, sales of oil and natural gas to one purchaser, Transok, LLC, accounted for 13% of the Company's total oil and natural gas revenues.

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

Competition

   The oil and natural gas industry is extremely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Canaan's competitive position depends on its geological, geophysical and engineering expertise, financial resources, ability to develop properties and ability to select, acquire and develop proved reserves. Canaan competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, generate electricity and market refined products. Canaan also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to transporters, distributors and end users. The oil and natural gas industry competes with other industries supplying energy and fuel to industrial, commercial and individual consumers. Canaan also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time. Finally, companies not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Such companies also provide competition for Canaan.

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

Regulation

   Exploration and Production. The exploration, production and sale of oil and natural gas are subject to various types of local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. These regulations may adversely affect the rate at which wells produce oil and natural gas.

   Environmental Matters. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require Canaan to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt-water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and natural gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities.

   A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and natural gas exploration, development and production, although Canaan does not currently anticipate that compliance will have a material adverse effect on capital expenditures or earnings of Canaan. Failure to comply with the requirements of the applicable laws and regulations could subject Canaan to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

   Canaan does not believe that its environmental risks will be materially different from those of comparable companies in the oil and natural gas industry. Canaan believes its present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, Canaan cannot be certain that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect Canaan's financial condition and results of operations. Although Canaan maintains liability insurance coverage for liabilities from pollution, environmental risks generally are not fully insurable.

   Marketing and Transportation. The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938. The sale and transportation of natural gas also is subject to regulation by various state agencies. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all natural gas price regulation effective January 1, 1993. In addition, FERC recently has proposed several rules and orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on Canaan cannot be predicted.

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

Operating Hazards and Uninsured Risks

   The Company's operations are subject to the usual hazards incident to the exploration for and production of oil and natural gas, such as blowouts, cratering, abnormally pressured formations, explosions, uncontrollable flows of oil, natural gas or well fluids into the environment, fires, pollution, releases of toxic natural gas and other environmental hazards and risks. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations.

   The Company maintains insurance of various types to cover its operations. In addition, the Company maintains operator's extra expense coverage which applies to the care, custody and control of drilling wells. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

   The Company maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges; however, 100% coverage is not maintained. Unreimbursed expenditures in 2001, 2000 and 1999 were immaterial.

Employees

   At March 26, 2002, Canaan had 48 full-time employees, eight of whom work out of various field offices. The Company also employees four contract employees providing geological, land, investor relations and clerical services. None of these employees is represented by a union and Canaan believes that it maintains good relations with its employees.

ITEM 2.  Properties

Office Facilities

   Canaan currently leases for its corporate headquarters 24,652 square feet on the 10/th/ floor in One Leadership Square located in the downtown area of Oklahoma City. These facilities are adequate for our current operations.

   The Company also leased 1,440 square feet of temporary office space on the third floor in One Leadership Square from October 1, 2001, until February 28, 2002.

Oil and Natural Gas Properties

  General

   The Company's properties are primarily in the Mid-Continent area, with a preference for natural gas producing properties. Within the Mid-Continent area, the core areas are the Deep Anadarko Basin, the Anadarko Shelf, the Arkoma Basin, and South-Central Oklahoma. Development and exploitation of acreage acquired through a joint venture in the South Texas onshore region, as discussed below, are expected to result in another core area for the Company. The remaining properties are located in various states including Colorado, Kansas, New Mexico, Nebraska, Texas and Wyoming. As of December 31, 2001, the Company owned working interests in 949 gross wells, 190 of which it operates. The Company also owned interests in 59 wells in which the Company has a revenue interest other than as a working interest owner. As of December 31, 2001, the Company owned working interests in 270 gross (69.2 net) producing oil wells and 662 (125.1 net) producing natural gas wells, as well as 8 gross (2.4 net) oil and 9 gross (3.1 net) natural gas wells that were shut-in. A well is categorized under state reporting regulations as an oil well or a natural gas well based upon the ratio of natural gas to oil production when it first commenced production, and such designation may not be indicative of current production.

   Net average daily production during 2001 was 495 Bbls of oil and 18 MMcf of natural gas, or 21 MMcfe of equivalent production. Canaan participated in the drilling of 58 gross development oil and natural gas wells, of which 56, or 97%, were successfully completed during 2001. The Company has allocated $10 million for its 2002 drilling program, subject to revision based upon results, oil and natural gas prices and other factors. Approximately $4 million of this total has been allocated to drilling in South Texas, a new core area for the Company, and $6 million has been allocated to the historically successful Mid-Continent area. During 2002, the Company expects to participate in the drilling of about 22 gross wells (7.0 net) wells. The wells in the Mid-Continent area will be a combination of proved undeveloped locations and higher risk wells in existing field areas. The wells outside of the Mid-Continent area will be higher risk wells identified using 3-D seismic data in and around existing field areas.

  Information by Area

   The following table sets forth certain information regarding the four Mid-Continent core areas and the other states as of December 31, 2001:

                                             Deep                      South-
                                           Anadarko          Anadarko Central  Other    Total
              Property Data                 Basin   Arkoma    Shelf   Oklahoma States  Company
              -------------                -------- -------  -------- -------- ------  -------
Total Proved Reserves (MMcfe).............  51,643   16,560   11,764   12,223   2,698   94,888
Percentage of Total Proved Reserves.......    54.4%    17.5%    12.4%    12.9%    2.8%   100.0%
Total Proved PV-10 (pretax)($M)........... $30,792  $13,146  $ 8,195  $ 9,156  $1,417  $62,706
Percentage of Total Proved PV-10(1).......    49.1%    21.0%    13.1%    14.6%    2.2%   100.0%
Gross Producing Wells.....................     353       98      196      154     131      932
Net Producing Wells.......................    45.0     27.6     61.4     38.8    21.4    194.2
Gross Operated Producing Wells............      10       23      113       36      --      182
Current Daily Net Production (MMcfe)(2)...     8.7      4.4      3.2      3.2     1.3     20.8
Percentage of Current Daily Net
  Production(1)...........................    42.0%    21.2%    15.6%    15.1%    6.1%   100.0%
Number of Gross Proved Undeveloped
  Locations...............................      55        3        3        4      --       65
Number of Net Proved Undeveloped Locations    12.0      1.7      0.7      1.3      --     15.7
Percentage of Net Proved Undeveloped
  Locations...............................    76.4%     0.8%     4.5%     8.3%     --    100.0%
Net Proved Undeveloped Reserves (MMcfe)...  17,849    2,522      801      914      --   22,086
Percentage of Net Proved Undeveloped
  Reserves................................    80.8%    11.4%     3.7%     4.1%     --    100.0%
Estimated Future Development Cost ($M).... $16,122  $ 1,080  $   626  $ 1,085      --  $18,913

--------

(1) Present value of estimated future net cash flows before income taxes discounted at 10%. The Standardized Measure of Discounted Future Net Cash Flows was $49,709,000.
(2) Current Daily Net Production is based on average daily production for the month of January 2002.

   The Mid-Continent core areas' proved reserves of 92.2 Bcfe represented 97% of the Company's total proved reserves as of December 31, 2001. Production was 94% of the Company's average daily net production for January 2002. All of the proved undeveloped drilling locations are in the Mid-Continent area.

   The Deep Anadarko Basin properties had proved reserves of 51.6 Bcfe, representing 54% of the Company's total proved reserves as of December 31, 2001. Production was 42% of the Company's average daily net production for January 2002. The Company's 55 proved undeveloped locations in this area represent 81% of the Company's proved undeveloped reserves as of December 31, 2001. Production in this area is primarily natural gas and condensate from Pennsylvanian age reservoirs that include the Red Fork, Skinner, Atoka and Morrow sandstones at depths of 10,000 to 14,000 feet. This area has had extensive increased density drilling activity and the Company has identified numerous additional increased density drilling locations. The majority of the 2002 planned drilling activity in the Mid-Continent region will be in this area.

   The Arkoma Basin properties in eastern Oklahoma and western Arkansas had proved reserves of 16.6 Bcfe, representing 18% of the Company's total proved reserves as of December 31, 2001. Production from this area was 21% of the Company's average daily net production for January 2002. The three proved undeveloped locations in this area represent 11% of the Company's proved undeveloped reserves as of December 31, 2001. Production in this area is natural gas from numerous Pennsylvanian age sandstone reservoirs and the Devonian/ Silurian age Hunton reservoir at depths of 2,000 to 9,000 feet. The two primary fields in this area are the Company operated Massard Field in Arkansas and the non-operated Red Oak-Norris Field in Oklahoma. All currently identified proved undeveloped locations are in the Massard Field. For 2002, the Company plans to drill at least two wells in the Massard Field.

   The Anadarko Shelf properties located in north central and northwestern Oklahoma had proved reserves of 11.8 Bcfe as of December 31, 2001. This represented 12% of the Company's total proved reserves as of December 31, 2001. Production from this area was 16% of the Company's average daily net production for January 2002. The properties in this area account for 113 of the 190 Company operated wells. Production in this area is natural gas and oil from a variety of reservoirs ranging from the Permian Chase Group down to the Devonian/Silurian Hunton Formation. Producing depths in the area are generally 3,000 to 9,000 feet.

   The South-Central Oklahoma properties proved reserves of 12.2 Bcfe represented 13% of the Company's total proved reserves as of December 31, 2001. Production from this area was 15% of the Company's average daily net production for January 2002. The four proved undeveloped locations in this area represented 4% of the proved undeveloped reserves as of December 31, 2001. Production in this area is natural gas and oil from numerous reservoirs ranging in age from Pennsylvanian to Ordovician. The Company plans to participate in the drilling of several wells in this area in 2002, most of which will be proposed by other operators.

   During 2001, Canaan entered into a joint venture with a successful operator in the South Texas onshore region. The opportunities acquired through the joint venture included 90 miles of 3-D seismic data and technology currently being used to identify high impact drilling prospects with the ultimate goal of establishing another core area for the Company. The Company's reserves attributable to the South Texas onshore area, as in the Mid-Continent region, are primarily longer producing, natural gas reserves. The Company expects to begin participating in this new core area in mid-2002.

Acquisition Activity

   In December 2001, the Company acquired from Vintage Petroleum, Inc. for $2.1 million, five operated, producing wells in Custer County, Oklahoma. This strategic Mid-Continent acquisition in our Deep Anadarko Basin area also includes the upside potential of two proved undeveloped and two nonproved locations. Netherland, Sewell & Associates, Inc. ("NSAI"), independent reservoir engineers, estimated proved reserves of 3.0 Bcfe as of December 31, 2001 attributable to this acquisition reflecting an attractive acquisition price of $0.70 per Mcfe.

Oil and Natural Gas Reserves

   The following table sets forth certain information on the total proved natural gas and oil reserves and the PV-10 of estimated future net revenues of total proved natural gas and oil reserves as of December 31, 2001 based on the report of NSAI. The calculations used by NSAI in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.

                                          As of December 31, 2001
                                 ------------------------------------------
                                                   Natural
                                 Natural             Gas
                                   Gas     Oil   Equivalents    PV-10(1)
                                 ------- ------- ----------- --------------
                                 (MMcf)  (MBbls)   (MMcfe)   (in thousands)
     Proved developed reserves.. 65,453   1,225    72,802       $57,863
     Proved undeveloped reserves 21,273     135    22,086         4,843
                                 ------   -----    ------       -------
     Total proved reserves...... 86,726   1,360    94,888       $62,706
                                 ======   =====    ======       =======

--------

(1) Present value of estimated future net cash flows before income taxes discounted at 10%. The standardized measure of discounted future net cash flows was $49,709,000.

   These reserve estimates were calculated by using methods prescribed by the SEC, including year-end prices of $2.58 per Mcf for natural gas and $18.48 per Bbl for oil.

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

   Canaan has not filed any reports with other federal agencies which contain an estimate of its net proved oil and natural gas reserves.

Cost Incurred and Drilling Results

   The following table shows information regarding the costs incurred by Canaan from acquisition and development activities during the periods indicated.

                                         Year ended December 31,
                                     --------------------------------
                                        2001        2000       1999
                                     ----------- ----------- --------
          Property acquisition costs $ 5,669,532 $51,857,378 $  6,094
          Development costs.........  15,982,657   2,135,315  894,028
                                     ----------- ----------- --------
          Total..................... $21,652,189 $53,992,693 $900,122
                                     =========== =========== ========

   Canaan has acquired or drilled or participated in the drilling of wells as set out in the table below for the periods indicated. Canaan has not participated in any exploratory drilling.

                                          Year ended December 31,
                                      -------------------------------
                                         2001       2000      1999
                                      ---------- ---------- ---------
                                      Gross Net  Gross Net  Gross Net
                                      ----- ---- ----- ---- ----- ---
           Acquired wells:
            Natural gas..............    6   1.6  287  52.2    2  0.4
            Oil......................    1   0.1   83  18.4    3  0.3
            Dry......................   --    --   --    --   --   --
                                       ---  ----  ---  ----  ---  ---
            Total....................    7   1.7  370  70.6    5  0.7
                                       ===  ====  ===  ====  ===  ===
           Development well drilling:
            Natural gas..............   47   7.0    4   0.2    2  0.1
            Oil......................    9   3.0    2   0.9   --   --
            Dry......................    2   0.5   --    --    2  0.2
                                       ---  ----  ---  ----  ---  ---
            Total....................   58  10.5    6   1.1    4  0.3
                                       ===  ====  ===  ====  ===  ===

Present Activities

   As of December 31, 2001, Canaan was involved in the drilling, testing or completing of four gross (0.6 net) development wells.

Acreage

   The following table shows the developed and undeveloped oil and natural gas lease and mineral acreage as of December 31, 2001 owned by Canaan. Excluded is acreage in which an interest is limited to royalty, overriding royalty and other similar interests.

                                        Developed     Undeveloped
                                      -------------- -------------
                                       Gross   Net   Gross   Net
                                      ------- ------ ------ ------
              Oklahoma
               Deep Anadarko......... 173,991 24,003 13,139  5,028
               Anadarko Shelf........  43,995 10,977  9,276  7,087
               Arkoma................  20,000  4,633  6,954    871
               South-Central Oklahoma  21,173  4,795  5,124  1,881
              Texas..................   6,607  2,063 11,341  4,253
              Other States...........  54,050 12,020     --     --
                                      ------- ------ ------ ------
                 Total............... 319,816 58,491 45,834 19,120
                                      ======= ====== ====== ======

Productive Well Summary

   The following table shows the ownership of Canaan in productive wells at December 31, 2001. Gross oil and natural gas wells include 11 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

                                        Productive
                                           Wells
                                        -----------
                                        Gross  Net
                                        ----- -----
                            Natural gas  711  125.1
                            Oil........  275   69.1
                                         ---  -----
                               Total...  986  194.2
                                         ===  =====

Title to Properties

   Substantially all of Canaan's property interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and natural gas industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor from the respective interests therein, nor materially interfere with their use in the operation of the business. Substantially all of the Company's oil and natural gas properties are mortgaged to secure borrowings under the Company's bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures, Capital Resources and Liquidity."

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

   "Btu" means British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

   "Development Well" means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

   "Drilling Unit" means an area specified by governmental regulations or orders or by voluntary agreement for the drilling of a well to a specified formation or formations which may combine several smaller tracts or subdivides a large tract, and within which there is usually some right to share in production or expense by agreement or by operation of law.

   "Dry Hole" means a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

   "EBITDA" is defined as earnings or loss before interest, income taxes, depreciation and amortization and impairment. EBITDA is a financial measure commonly used in the oil and natural gas industry as an indicator of a Company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA is a component of one of the debt covenants contained in the Company's credit facility agreement. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

   "Estimated Future Net Revenues" means revenues from production of oil and natural gas, net of all production-related taxes, lease operating expenses, capital costs and abandonment costs.

   "Exploratory Well" means a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

   "Lifting Costs" means the expenses of lifting oil and natural gas from a producing formation to the surface, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and windfall profit taxes.

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

   "Natural Gas Liquids" means liquid hydrocarbons that have been extracted from natural gas, e.g., ethane, propane, butane and natural gasoline.

   "Net Acres or Net Wells" means the sum of the fractional working interests owned in gross acres or gross wells.

   "Oil and Natural Gas Lease" means an agreement whereby the grantee receives for a period of time of the full or partial interest in oil and natural gas properties, oil and natural gas mineral rights, fee rights or other rights of the grantor granting the grantee the right to drill for, produce and sell oil and natural gas upon payment of rentals, bonuses and/or royalties. Oil and Natural gas Leases are generally acquired from private landowners and federal and state governments.

   "Overriding Royalty Interest" means an interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of well or production costs.

   "PV-10", when used with respect to oil and natural gas reserves, means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development costs and future abandonment costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as income taxes, general and administrative expenses and debt service or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is not the same as the "Standard Measure of Discounted Future Net Cash Flows" as prescribed by Statement of Financial Accounting Standards No. 69 promulgated by the Financial Accounting Standards Board because it does not take into consideration future income taxes.

   "Productive Well" means a well that is producing oil or natural gas or that is capable of production.

   "Proved Developed Reserves" means proved reserves that are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing by pilot project or after the operation of an installed program as confirmed through production response that increased recovery will be achieved.

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

   "Recompletion" means the completion for production of an existing well bore in a formation different from that in which the well has previously been completed.

   "Royalty Interest" means an interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production or the proceeds of the sale, free of the costs of production.

   "3-D Seismic" means the method by which a three dimensional image of the earth's substance is created through the interpretation of aerially collected seismic data. 3-D surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

   "Undeveloped Acreage" means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

   "Working Interest" means the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

ITEM 3.  Legal Proceedings

   The Company expects to be involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. As of December 31, 2001, we were not involved in any litigation that could have a material adverse effect on Canaan's business, financial condition, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

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

                         Quarter ended               High    Low
                         -------------              ------- ------
              2000
                 December 31....................... $15.000 $8.875
              2001
                 March 31..........................  11.375  8.000
                 June 30...........................  13.980  8.810
                 September 30......................  12.950  7.050
                 December 31.......................  11.000  6.950
              2002
                 March 31 (through March 26, 2002).  12.750  9.150

   As of March 26, 2002, there were 322 stockholders of record.

Dividends

   Canaan has not paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. It intends to retain its earnings to provide funds for operations and expansion of its business. Moreover, pursuant to the terms of the Company's credit facility, the Company is prohibited from declaring or paying any cash dividends on its common stock. Canaan's future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions contained in our credit facility, business conditions, the Company's financial condition and other factors that the board of directors deems relevant.

ITEM 6.  Selected Financial Data

   The following table presents a summary of selected financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2001, as restated to give effect to the 2000 reorganization of interests under common control in a manner similar to a pooling of interests between the Company, the Partnerships and the General Partners as described in Note 1 of Notes to Consolidated Financial Statements. The financial data was derived from the audited consolidated financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto of the Company.

Selected Financial Data

                                                                       Year ended December 31,
                                                  ----------------------------------------------------------------
                                                      2001        2000(1)       1999         1998         1997
                                                  ------------  -----------  -----------  -----------  -----------
Operations Data:
Revenues:
  Oil and natural gas sales...................... $ 28,381,315  $17,991,577  $10,915,499  $ 9,518,568  $11,011,903
Expenses:
  Lease operating................................    4,536,071    2,088,854    1,564,587    1,529,919    1,422,079
  Production taxes...............................    1,852,158    1,458,425      835,198      788,471      781,767
  General and administrative costs...............    4,912,178    2,858,097    1,886,324    1,795,391    1,938,394
  Merger costs...................................           --    1,350,686           --           --           --
  Depreciation and amortization..................    7,352,018    2,891,344    2,594,206    3,220,543    2,643,641
  Reduction in carrying value of oil and natural
   gas properties................................   21,748,000           --           --    1,881,000           --
  Interest.......................................    2,674,652    1,259,628      497,182      203,604      177,830
                                                  ------------  -----------  -----------  -----------  -----------
     Total expenses..............................   43,075,077   11,907,034    7,377,497    9,418,928    6,963,711
                                                  ------------  -----------  -----------  -----------  -----------
Other income, principally interest...............      367,296      162,966      131,895      323,989      674,101
                                                  ------------  -----------  -----------  -----------  -----------
Earnings (loss) before income taxes..............  (14,326,466)   6,247,509    3,669,897      423,629    4,722,293
Income taxes.....................................   (5,437,000)   4,228,000       26,000       34,000       57,000
                                                  ------------  -----------  -----------  -----------  -----------
Net earnings (loss).............................. $ (8,889,466) $ 2,019,509  $ 3,643,897  $   389,629  $ 4,665,293
                                                  ============  ===========  ===========  ===========  ===========
Earnings (loss) per average common share
 outstanding--basic.............................. $      (1.83) $      0.52  $      1.01  $      0.11  $      1.31
                                                  ============  ===========  ===========  ===========  ===========
Earnings (loss) per average common share
 outstanding--diluted............................ $      (1.83) $      0.52  $      1.01  $      0.11  $      1.31
                                                  ============  ===========  ===========  ===========  ===========
Weighted average common shares outstanding--
 basic...........................................    4,868,075    3,872,566    3,621,219    3,621,219    3,570,220
                                                  ============  ===========  ===========  ===========  ===========
Weighted average common shares outstanding--
 diluted.........................................    4,868,075    3,878,482    3,621,219    3,621,219    3,570,220
                                                  ============  ===========  ===========  ===========  ===========

Cash Flow and Other Data:
Net cash provided by operating activities........ $ 17,295,210  $ 7,067,580  $ 5,861,734  $ 6,383,125  $ 7,265,280
Net cash provided by (used in) investing
 activities......................................  (22,757,689)     201,994   (6,893,085)  (7,024,701)  (4,843,968)
Net cash provided by (used in) financing
 activities......................................    1,560,772   (2,283,059)  (1,413,092)  (5,948,653)   2,399,071
EBITDA*..........................................   17,448,204   10,398,481    6,761,285    5,728,776    7,543,764

Balance Sheet Data (as of period end):
Cash and cash equivalents........................ $  2,579,843  $ 6,481,550  $ 1,495,035  $ 3,939,478  $10,529,707
Oil and natural gas properties, net..............   66,452,075   71,211,428   20,910,796   22,125,626   20,186,922
Total assets.....................................   75,520,245   85,773,165   30,727,969   28,055,741   33,475,021
Long term debt, including current portion........   42,264,683   33,964,683    7,112,489    2,239,088    2,239,089
Stockholders' equity.............................   20,701,986   36,330,680   21,987,952   24,243,197   30,154,671

Selected Operating Data

                                                                 Year ended December 31,
                                              --------------------------------------------------------------
                                                 2001        2000(1)        1999        1998        1997
                                              -----------  ------------  ----------- ----------- -----------
Natural Gas and Oil Sales:
Natural gas sales:
  Wellhead pricing........................... $25,530,158  $ 16,253,202  $ 8,043,397 $ 7,289,598 $ 7,968,889
  Effect of fixed-price contract settlements.  (1,667,656)   (1,721,810)          --          --          --
                                              -----------  ------------  ----------- ----------- -----------
     Total................................... $23,862,502  $ 14,531,392  $ 8,043,397 $ 7,289,598 $ 7,968,889
                                              ===========  ============  =========== =========== ===========
Oil sales:
  Wellhead pricing........................... $ 4,531,855  $  4,203,959  $ 2,722,974 $ 1,998,642 $ 2,876,609
  Effect of fixed-price contract settlements.          --      (850,577)          --          --          --
                                              -----------  ------------  ----------- ----------- -----------
     Total................................... $ 4,531,855  $  3,353,382  $ 2,722,974 $ 1,998,642 $ 2,876,609
                                              ===========  ============  =========== =========== ===========

Production:
Natural gas production (Mcf).................   6,561,791     4,137,499    3,717,376   3,854,164   3,209,479
Oil production (Bbls)........................     180,624       143,095      153,624     153,712     145,621
Equivalent production (Mcfe).................   7,645,535     4,996,069    4,639,120   4,776,436   4,083,205

Average Sales Price*:
Natural gas price (per/Mcf):
  Wellhead pricing........................... $      3.89  $       3.93  $      2.16 $      1.89 $      2.48
  Effect of fixed-price contract settlements.       (0.25)        (0.42)          --          --          --
                                              -----------  ------------  ----------- ----------- -----------
     Total................................... $      3.64  $       3.51  $      2.16 $      1.89 $      2.48
                                              ===========  ============  =========== =========== ===========
Oil price (per/Bbl):
  Wellhead................................... $     25.09  $      29.38  $     17.72 $     13.00 $     19.75
  Effect of fixed-price contract settlements.          --         (5.94)          --          --          --
                                              -----------  ------------  ----------- ----------- -----------
     Total................................... $     25.09  $      23.44  $     17.72 $     13.00 $     19.75
                                              ===========  ============  =========== =========== ===========
Average sales price (per Mcfe):
  Wellhead pricing........................... $      3.93  $       4.09  $      2.32 $      1.94 $      2.66
  Effect of fixed-price contract settlements.       (0.22)        (0.51)          --          --          --
                                              -----------  ------------  ----------- ----------- -----------
     Total................................... $      3.71  $       3.58  $      2.32 $      1.94 $      2.66
                                              ===========  ============  =========== =========== ===========

Operating Costs (per Mcfe):
Lease operating expense...................... $      0.59  $       0.42  $      0.34 $      0.32 $      0.35
Production taxes.............................        0.24          0.29         0.18        0.17        0.19
General and administrative expense...........        0.64          0.57         0.41        0.38        0.47
Depreciation and amortization--Oil & natural
 gas properties..............................        0.95          0.57         0.56        0.67        0.64

Estimated Net Proved Reserves
 (as of period end):
Natural gas (Mcf)............................  86,726,000    94,627,000   37,546,000  36,152,000  32,218,000
Oil (Bbls)...................................   1,360,000     1,970,000    1,443,000     995,000     956,000
Total (Mcfe).................................  94,888,000   106,445,000   46,204,000  42,122,000  37,954,000

--------

 * See Definitions

(1) The Company acquired Indian and CSI in October 2000. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in an understanding of Canaan's financial position as of December 31, 2001 and 2000, and its results of operations for each year in the three-year period ended December 31, 2001. The financial statements and notes thereto included elsewhere in this document contain additional information and should be referred to in conjunction with this discussion.

General

   Canaan is an Oklahoma corporation formerly known as Coral Reserves Group, Ltd., organized in March 1987 for the purpose of originating, evaluating, engineering, negotiating, closing and managing producing oil and natural gas property acquisitions on a contract basis for several limited partnerships sponsored by others. Since 1990, our primary activities have consisted of acquiring, developing, producing and operating oil and natural gas properties. From 1990 to 2000, we managed eight limited partnerships ("Partnerships") on behalf of two affiliated managing general partners ("General Partners"). In October 2000, we completed a business combination by which we acquired the Partnerships, the General Partners, Canaan Securities, Inc. ("CSI"), an unaffiliated broker-dealer and Indian Oil Company ("Indian"), an independent oil and natural gas company headquartered in Oklahoma City, Oklahoma. We issued 4,368,815 shares of our common stock as consideration for the acquired entities. We also paid a stock dividend of 562,368 shares to our shareholders of record immediately prior to the transaction for the purpose of increasing Canaan's existing shares to the amount allocated to it under the terms of the combination transaction. We have continued and will continue the combined businesses of the Partnerships, the General Partners and Indian in a manner similar to the business activities of such entities prior their acquisition.

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

   Our acquisition of the Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases. Accordingly, our financial statements have been prepared as if we had owned the Partnerships and General Partners since their inception. Results of operations for Indian and CSI have been included in our financial statements for the months of November and December 2000 and all of 2001.

Critical Accounting Policies

   In December 2001, the Securities and Exchange Commission encouraged public companies to include in their annual report information on critical accounting policies. These policies have been defined as those that are very important to the portrayal of the company's financial condition and results, and require management's most difficult, subjective or complex judgments.

   Below is information on what Canaan believes is its most critical accounting policy.

   Full Cost Ceiling Calculations. Canaan follows the full cost method of accounting for its oil and natural gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet. If Canaan's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

   Canaan's discounted present value of estimated future net revenues from its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. All of Canaan's reserve estimates are prepared by Netherland, Sewell and Associates, Inc.

   The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the past three years, Canaan's annual revisions to its reserve estimates resulted in an upward average revision of approximately 9% of the previous year's estimate. However, there can be no assurance that significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of the full cost pool amortization.

   While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on Canaan's assessment of future prices or costs, but rather are based on such prices and costs in effect as of the end of each quarter when the ceiling calculation is performed. In calculating the ceiling, Canaan does not adjust the end-of-period price by the effect of cash flow hedges in place. At December 31, 2001, Canaan had no cash flow hedges in place.

   Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than Canaan's long-term price forecast that is a barometer for true fair value. Therefore, oil and natural gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

   Canaan recorded a writedown of it's oil and gas properties as of December 31, 2001. The properties were reduced by $21.7 million. The year-end 2001 prices used to calculate the ceiling were based on an oil price of $18.48 per barrel, and a natural gas price of $2.58 per Mcf. If oil or natural gas prices at the end of future quarters drop below these year-end 2001 prices, or if Canaan reduces its estimates of proved reserve quantities, further writedowns would likely occur.

   There is an acceptable alternative method for accounting for oil and gas properties under generally accepted accounting principles which is referred to as the "successful efforts" method of accounting. Under this method, costs associated with unsuccessful exploratory drilling efforts are immediately expensed and costs for successful exploratory wells and all development costs are capitalized and amortized over the future production period on a field by field basis. Properties are also tested at the end of each accounting period for impairment on a field by field basis using a method similar to the calculation of the full cost ceiling limitation. We have selected the full cost method of accounting as opposed to the successful efforts method because we believe it is easier to apply the principles, easier to understand the results, and because we believe that the full-cost method fully measures the complete costs associated with the acquisition, exploration, exploitation, and development of oil and gas properties, particularly the capitalization of general and administrative costs directly related to our drilling efforts. While we have not historically drilled exploratory wells, we may do so in the future. We consider that the costs of drilling of unsuccessful exploratory wells would a part of our overall costs to find and develop reserves, so the use of the full-cost method is consistent with how we would evaluate our results.

  Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

   For the year ended December 31, 2001, we recorded a net loss of $8,889,466, or $1.83 per share, on total revenues of $28,381,315. These results compare with net earnings for 2000 of $2,019,509 or $.52 per share, on total revenues of $17,991,577. In the fourth quarter of 2001, the Company recorded a $21,748,000 pre-tax charge from applying the full cost pool ceiling test as prescribed by the SEC for companies using the full cost method of accounting. This charge was offset by a related $8,264,000 deferred tax benefit. Exclusive of the net full cost pool ceiling write down charge, the Company generated net earnings of $4,594,608 or $0.94 per share for the year ended December 31, 2001.

   Revenues. Revenues from oil and natural gas sales increased by 58%, or $10,389,738, to $28,381,315 in 2001, as compared to $17,991,577 in 2000. This increase was the result of a 53% increase in production on a Mcfe basis, primarily attributable to the acquisition of Indian. Natural gas production increased 59% from 4,137,499 Mcf in 2000 to 6,561,791 Mcf in 2001. Oil production increased 26% from 143,095 Bbls in 2000 to 180,624 Bbls in 2001. The average price realized for natural gas increased by 4%, or $0.13 per Mcf, to $3.64 per Mcf in 2001, as compared to $3.51 per Mcf in 2000. Hedging contract settlements decreased our average price for natural gas by $0.25 per Mcf in 2001 and $0.42 in 2000. The average price realized for oil increased by 7%, or $1.65 per Bbl, to $25.09 in 2001, as compared to $23.44 per Bbl in 2000. Hedging contract settlements decreased our average price for oil by $5.94 per Mcf in 2000. The oil hedging contract arrangements expired in December 2000; therefore, there were no reductions to our average oil price in 2001. There were no hedging arrangements in place at December 31, 2001.

   Lease operating expense. Lease operating expense increased by 117%, or $2,447,217, to $4,536,071 in 2001, as compared to $2,088,854 in 2000. This increase is due primarily to the acquisition of Indian in October 2000. The remainder of the increase is due to repairs and workovers in 2001. On a Mcfe basis, lease operating expense increased 41% in 2001 to $0.59 per Mcfe from $0.42 per Mcfe in 2000. This per unit increase is due primarily to higher operating costs associated with the acquired Indian wells, and to increased workover and repair activity.

   Gross production taxes. Gross production taxes increased 27%, or $393,733 to $1,852,158 in 2001, as compared to $1,458,425 in 2000. This increase was primarily the result of increased oil and natural gas revenues in 2001, as previously discussed. Gross production taxes as a percentage of revenues were 7% in 2001 versus 8% in 2000. Production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments. These production tax rates calculated on revenues prior to any hedging adjustments were 7% in both 2001 and 2000.

   Depreciation and amortization expense. Depreciation and amortization expense increased $4,460,674 or 154% to $7,352,018 in 2001 as compared to $2,891,344 in 2000. Depreciation and amortization expense from oil and natural gas properties increased 153%, or $4,365,963, to $7,228,307 in 2001 compared to $2,862,344 in 2000, due to the acquisition of the Indian properties and the associated increased production during 2001. Depreciation and amortization expense per equivalent Mcf was $0.96 for 2001 versus $0.58 for 2000. This increase was due primarily to the purchase of the Indian properties, which were recorded at their fair market value on the acquisition date in October 2000 and to the reduced reserve level at the end of 2001 reflecting the reduced oil and gas prices from 2000 levels.

   General and administrative expense. General and administrative expenses increased $2,054,081, or 72%, to $4,912,178 in 2001 as compared to $2,858,097 for 2000. The principal components of the increase were salaries and professional fees, which increased 79%, or $1,711,959 from $2,168,633 in 2000 to $3,880,592 in 2001. General and administrative expenses per Mcfe were $0.64 in 2001 as compared to $0.57 in 2000. We closed the acquisitions of the Partnerships, Indian and CSI on October 23, 2000, and with the concurrent registration of our common stock, began operation as a public company. Beginning on that date, we significantly increased our professional staff in anticipation of future growth in both drilling and acquisition activities.

Additionally, we began to incur expenses related to our operation as a public company that had not been incurred prior to October of 2000. We believe our general and administrative expense per Mcfe will decline as we increase production in future periods.

   Interest expense. Interest expense increased $1,415,024, or 112%, from $1,259,628 in 2000 to $2,674,652 in 2001. Average bank debt outstanding for 2001 was $34,656,350 as compared to $20,538,586 for 2000. Weighted average interest rates for 2001 decreased to 7.52% for 2001 as compared to 9.23% for 2000.

   Income taxes. Income tax expense decreased $9,665,000 from a $4,228,000 provision in 2000 to a $5,437,000 benefit in 2001. In 2000, we recorded a $3,387,000 charge to deferred taxes, relating to the difference in the tax and financial bases of the oil and gas properties added through the acquisition of the Partnerships. This one-time charge was partially offset by the tax benefit of pre-acquisition Partnership income not subject to tax, which amounted to $1,695,000. Excluding net effect of these two one-time items in 2000, our effective tax rates were 38% in 2001 and 41% in 2000. We believe that we will utilize the net operating loss carryforwards prior to their expiration.

  Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

   For the year ended December 31, 2000, we recorded earnings of $2,019,509, or $0.52 per share, on total revenues of $17,991,577. These results compare with earnings for 1999 of $3,643,897, or $1.01 per share, on total revenues of $10,915,499. This 45% decrease in earnings was primarily due to one-time charges relating to the acquisitions of the Partnerships related to recognition of deferred income taxes and transaction costs, as more fully described below. Net earnings excluding the aforementioned items were $4.7 million, or $1.22 per share, for the year ended December 31, 2000, which was 135% higher than reported earnings per share.

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

   Gross production taxes. Gross production taxes increased 75%, or $623,227, to $1,458,425 in 2000, as compared to $835,198 in 1999. This increase was primarily the result of increased oil and natural gas revenues in 2000, as discussed previously. Gross production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

   Depreciation and amortization expense. Depreciation and amortization expense increased 11%, or $297,138, to $2,891,344 in 2000, from $2,594,206 in
1999. Depreciation and amortization expense from oil and natural gas properties increased 10%, or $268,707, to $2,850,321 in 2000 compared to $2,581,614 in
1999, due to the acquisition of the Indian properties and the associated increased production during 2000. Depreciation and amortization expense per equivalent Mcf was virtually unchanged at $0.57 for 2000 versus $0.56 for 1999. Depreciation resulting from nonoil and natural gas properties increased $28,898 as a result of assets added during the year, including those through the acquisition of Indian.

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

Capital Expenditures, Capital Resources and Liquidity

   As of December 31, 2001 and 2000, we had cash balances of $2,579,843 and $6,481,550, respectively. Working capital decreased from $9,188,802 at December 31, 2000 to $3,953,479 at December 31, 2001, due principally to lower oil and natural gas prices as well as lower cash balances due to the funding of drilling with the use of operating cash flows.

   For 2001, net cash provided by operating activities was $17,295,210 as compared to cash provided of $7,067,580 in 2000. This increase was primarily the result of improved pre-tax earnings from increased production. EBITDA increased $7,049,723 or 68%, from $10,398,481 in 2000 to $17,448,204 in 2001 also from increased production.

   Net cash used by investing activities in 2001 was $22,757,689, as compared to $201,994 cash provided from investing activities in 2000, resulting in a $22,959,683 increase in cash used during 2001. This change was primarily the result of the commencement of our development drilling activities in 2001 as well as our acquisition of undeveloped acreage.

   Net cash provided from financing activities increased $3,843,831 from $2,283,059 cash used in 2000 to $1,560,772 cash provided in 2001. The increase in cash provided from financing activities was due to net borrowings on long-term debt of $8,300,000. This was offset by the purchase of treasury stock for $6,739,228 during late 2001.

   Capital expenditures. Our capital expenditures to date have focused primarily on the development of oil and natural gas properties in the Mid-Continent Region, as well as acquisitions of proved developed producing oil and natural gas properties located in the same area.

   Our projected capital expenditures for 2002 are estimated to be $10 million, with approximately one half of our drilling budget dedicated to low-risk projects in the Anadarko Basin area of the Mid Continent Region, an area in which we have considerable expertise and have had an outstanding success rate. We expect to deploy the balance of our drilling budget in a newly established core area located in South Texas. Projects in this area are expected to yield higher reserve quantities and initial production rates, with minimal additional risk. Actual expenditures will be dependent on the availability of capital, as discussed in greater detail below, and may vary depending on the results of our drilling program. During 2002, we will also continue to aggressively seek out producing property acquisitions, whose characteristics meet with our growth parameters. However, the size and timing of these acquisitions cannot be forecasted with any degree of certainty.

   Capital Resources. Our cash requirements have been met primarily in the past through cash generated from operations, and through available credit from our revolving bank credit facility. Our current credit facility provides for a borrowing base of $45,000,000, with no monthly principal payments currently required, based on our oil and natural gas reserves. The credit facility has a maturity date of October 2003, and contains terms that give us the option either of borrowing at the LIBOR rate plus a margin of 1.5% to 2.5% or at a base rate approximating the prime rate plus a margin ranging from 0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The credit facility contains various negative and affirmative covenants limiting additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. Borrowings under the agreement are secured by substantially all of the Company's oil and natural gas properties. At December 31, 2001, we had $42,264,683 advanced under the credit facility and our available credit was approximately $2,700,000.

   For the quarter ended December 31, 2001, the Company's Tangible Net Worth Ratio and Debt to EBITDA Ratio did not comply with that required under the credit agreement. In February 2002, the bank lending group granted the Company a one-time waiver of the default created by the Company's noncompliance with these two ratio requirements. All other financial ratios calculated under the credit agreement were within their required ranges. On March 29, 2002, the bank group amended the credit agreement, lowering the requirements for the Tangible Net Worth Ratio, effective December 31, 2001, and the Debt to EBITDA Ratio, effective with the quarter ending June 30, 2002. Additionally, the bank group granted a one-time waiver of the default projected by the Company to be created by the expected noncompliance with the Debt to EBITDA Ratio and Debt Service Coverage Ratio for the quarter ended March 31, 2002. We expect to be in compliance with all financial covenants during the remainder of 2002 based upon current forecasts of natural gas prices. If prices substantially decline, we may have to curtail our capital expenditures or increase our equity to maintain compliance. There can be no assurance that the bank lending group will grant waivers of default arising from any future noncompliance with prescribed financial ratios when, or if they occur.

   Our historical ratios for our financial covenants for each quarter of 2001 are as follows:

                              March 31,  June 30,   September 31, December 31,
                                2001       2001         2001          2001
                              ---------  ---------  ------------- ------------
  Current Ratio.............. 5.27 to 1  5.51 to 1    8.78 to 1    2.35 to 1
  Debt Service Coverage Ratio 2.74 to 1  2.45 to 1    2.37 to 1    1.25 to 1
  Tangible Net Worth Ratio...    125.32%    127.91%      126.78%       63.76%
  Debt to EBITDA Ratio.......  .99 to 1  1.78 to 1    5.04 to 1    4.29 to 1

   Giving effect to the March 2002 amendments, our ratio requirements are as follows:

            . Current Ratio               (greater than) 1.00 to 1
            . Debt Service Coverage Ratio (greater than) 1.10 to 1
            . Tangible Net Worth          (greater than) $17,000,000
            . Debt To EBITDA Ratio        (less than) 3.75 to 1

   The credit facility provides for semi-annual borrowing base redeterminations, the next of which is scheduled to occur as of April 1, 2002. The borrowing base could be redetermined at a level near or below the amount of our current advances, which could result in either the loss of available resources from the credit line or a use of working capital to repay a shortfall between the new borrowing base and the current advances outstanding. Commodity prices may not produce sufficient cash flow to allow us to internally finance our 2002 forecasted capital expenditures. We are and have been exploring various sources of capital to supplement cash flow. These sources include, but are not limited to, additional bank credit at higher interest rates, private equity sales, and sale of common stock through the public equity markets. Our ability to attract capital from these sources may affect our ability to meet the forecasted capital spending levels previously discussed.

   During February and March 2002, Canaan entered into financial natural gas price hedging instruments which represented approximately 3,210,000 MMBtu of natural gas production at a weighted average price of $2.86 per MMBtu. The hedged natural gas volumes represent approximately 48% of Canaan's 2002 estimated natural gas production on an Mcfe basis. The 2002 hedging instruments settle monthly beginning April 30, 2002 and ending on January 31, 2003.

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

   A summary of Canaan's contractual obligations as of December 31, 2001, is provided in the following table.

                                     Year ended December 31,
                  -------------------------------------------------------------
                                                          2006 and
                    2002      2003       2004     2005   thereafter    Total
                  -------- ----------- -------- -------- ---------- -----------
 Long-term debt.. $     -- $42,264,683 $     -- $     -- $       -- $42,264,683
 Operating leases  391,718     376,857  387,609  380,018  2,105,452   3,641,654
                  -------- ----------- -------- -------- ---------- -----------
    Total........ $391,718 $42,641,540 $387,609 $380,018 $2,105,452 $45,906,337
                  ======== =========== ======== ======== ========== ===========

Impact of Issued Accounting Standards Not Yet Adopted

   In June and July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, "Business Combinations," Statement 142, "Goodwill and Other Intangible Assets," and Statement 143, "Accounting for Asset Retirement Obligations." Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The provisions of Statement 141 and 142 will not apply to the Company unless it enters into a future business combination. As of January 1, 2002, the Company has adopted both statements. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations and does not expect to have a material effect upon adoption in 2003.

   In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets, to be Disposed of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

   The Company was required to adopt Statement 144 no later than the year beginning after December 15, 2001, and adopted its provisions on January 1, 2002. There was no effect from the adoption of Statement 144 for long-lived assets held for use or for disposal on the Company's financial statements because the Company utilizes the full cost method of accounting for oil and natural gas exploration and development activities and the impairment assessment under Statement 144 was largely unchanged from Statement 121.

Forward Looking Statements

   This document includes certain statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this document that address activities, events or developments that Canaan Energy Corporation, an Oklahoma Corporation, expects, believes or anticipates will or may occur in the future are forward looking statements. They include statements regarding the Company's drilling plans and objectives, related exploration and development costs, number and location of planned wells, reserve estimates and values, statements regarding the quality of the Company's properties and potential reserve and production levels. These statements are based on certain assumptions and analyses made by the Company in the light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes appropriate in the circumstances, including the assumption that there will be no material change in the operating environment for the Company's properties and that there will be no material acquisitions or divestitures. Such statements are subject to a number of risks, including but not limited to commodity price risks, drilling and production risks, risks related to weather and unforeseen events, governmental regulatory risks and other risks, many of which are beyond the control of the Company. For all of these reasons, actual results or developments may differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of the statement.

Risks Related to the Oil and Natural Gas Industry

   The following risk factors could have an effect on our future results of operations and financial condition:

  A substantial decrease in oil and natural gas prices would have a material impact on us.

   The Company's future financial condition and results of operations are dependent upon the prices Canaan receives for its oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects Canaan's common stock price. In 2000, Canaan received natural gas and oil prices at the wellhead ranging from $1.31 to $11.26 per Mcf and $16.25 to $36.75 per Bbl, respectively. In 2001, Canaan received natural gas and oil prices ranging from $1.58 to $12.93 per Mcf and $15.99 to $31.00 per Bbl, respectively. The Company cannot predict oil and natural gas prices and prices may increase or decline in the future. The following factors have an influence on oil and natural gas prices:

  . relatively minor changes in the supply of and demand for oil and natural gas;

  .   storage availability;

  .   weather conditions;

  .   market uncertainty;

  .   domestic and foreign governmental regulations;

  .   the availability and cost of alternative fuel sources;

  .   the domestic and foreign supply of oil and natural gas;

  .   the price of foreign oil and natural gas;

  . political conditions in oil and natural gas producing regions, including the Middle East; and

  .   overall economic conditions.

  We may encounter difficulty in obtaining equipment and services.

   Higher oil and gas prices and increased oil and gas drilling activity, such as those we experienced in 2000, generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services. While we are currently experiencing no difficulty obtaining drilling rigs, crews, associated supplies, equipment and services because of a recent decrease in prices and in activity, such difficulty could occur in the future. These shortages could also result in increased costs, delays in timing of anticipated development or cause interests in oil and gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

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

   Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. A reduction in oil and natural gas prices not only would reduce the value of any proved reserves, but also might reduce the amount of oil and natural gas that could be economically produced, thereby reducing the quantity of reserves. Our reserves and future cash flows may be subject to revisions, based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition and operating results.

  Our future performance depends upon our ability to find or acquire additional oil and natural gas reserves that are economically recoverable.

   Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and natural gas reserves if cash flows from operations are reduced, due to lower oil and natural gas prices or otherwise, or if external sources of capital become limited or unavailable. Our ability to replace reserves in 2002 is dependent on our obtaining additional financing from external sources as we do not believe cash flow from operations or availability under our existing credit line will be sufficient. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves will be encountered. We expect to also pursue property acquisition opportunities. We cannot assure you that we will successfully consummate any future acquisition, that we will be able to acquire producing oil and natural gas properties that contain economically recoverable reserves or that any future acquisition will be profitably integrated into our operations.

  We may incur write-downs of the net book values of our oil and natural gas properties which would adversely affect our shareholders' equity and earnings

   The full cost method of accounting, which we follow, requires that we periodically compare the net book value of our oil and natural gas properties, less related deferred income taxes, to a calculated "ceiling." The ceiling is the estimated after-tax present value of the future net revenues from proved reserves using a 10% annual discount rate and using constant prices and costs. Any excess of net book value of oil and natural gas properties is written off as an expense and may not be reversed in subsequent periods even though higher oil and natural gas prices may have increased the ceiling in these future periods. A write-off constitutes a charge to earnings and reduces stockholders' equity, but does not impact our cash flows from operating activities. Future write-offs may occur which would have a material adverse effect on our net income in the period taken, but would not affect our cash flows. Even though such write-offs do not affect cash flow, they can be expected to have an adverse effect on the price of our publicly traded securities.

   During 2001 Canaan reduced the carrying value of its oil and gas properties by $21,748,000 ($13,484,000, net of tax), due to the full cost ceiling limitations. The reduction was primarily the result of lower prices. The ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely. Accordingly, the resulting value is not indicative of the true fair value of the reserves.

  Operational risks in our business are numerous and could materially impact us.

   Our operations involve operational risks and uncertainties associated with drilling for, and production and transportation of, oil and natural gas, all of which can affect our operating results. Our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

  .   the presence of unanticipated pressure or irregularities in formations;

  .   accidents;

  .   title problems;

  .   weather conditions;

  .   compliance with governmental requirements; and

  .   shortages or delays in the delivery of equipment.

   Also, our ability to market oil and natural gas production depends upon numerous factors, many of which are beyond our control, including:

  .   capacity and availability of oil and natural gas systems and pipelines;

  .   effect of federal and state production and transportation regulations; and

  .   changes in supply of and demand for oil and natural gas.

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

   Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents, such as oil spills, gas leaks, salt water spills and leaks, ruptures or discharges of toxic gases. If any of these risks occur in our operations, we could experience substantial losses due to:

  .   injury or loss of life;

  . severe damage to or destruction of property, natural resources and equipment;

  .   pollution or other environmental damage;

  .   clean-up responsibilities;

  .   regulatory investigation and penalties; and

  .   other losses resulting in suspension of our operations.

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

   In the event of a release of oil, natural gas or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:

  .   from a well or drilling equipment at a drill site;

  . leakage from gathering systems, pipelines, transportation facilities and storage tanks;

  . damage to oil and natural gas wells resulting from accidents during normal operations; and

  .   blowouts, cratering and explosions.

   In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

  Competition in the oil and natural gas industry is intense and we are smaller and have a more limited operating history than many of our competitors.

   We compete with major integrated oil and natural gas companies and independent oil and natural gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

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

  We may incur significant anti-takeover expenses in 2002.

   Chesapeake Energy Corporation recently announced its intention to conduct a tender offer for all of the outstanding shares of common stock of Canaan for $12.00 per share. We have engaged a financial advisor, CIBC World Markets Corp., to assist us in evaluating this proposal as well as evaluating all of our other strategic alternatives which are available to maximize shareholder value. We expect to incur fees for financial advisory services and other professional services relating to the possible tender offer and related process. Depending on how these developments occur, the costs to respond to this tender offer proposal and other strategic alternatives that may be presented may be significant and have an adverse affect on our cash flow and net income for 2002. Such costs may also reduce the amount that we will be able to spend on our drilling program in 2002.

  We are subject to anti-takeover provisions in our charter that could delay or prevent an acquisition of our company, even if such an acquisition would be beneficial to our shareholders.

   Our certificate of incorporation, our bylaws, Oklahoma law, our shareholders rights plan and management contracts contain provisions which could make it more difficult for a third party to acquire us even if doing so might be beneficial to our shareholders. These provisions include:

  . a classified board, the members of which serve staggered three year terms and may be removed by shareholders only for cause;

  . a prohibition on shareholders calling special meetings and acting by written consent;

  . a requirement for advance notice of shareholder proposals and director nominations;

  . restrictions on business combinations with interested shareholders and limitations on voting power of control share acquisitions;

  . a recently adopted shareholders rights plan which deters potential acquirers from attempting to gain control of the company without prior board approval; and

  . contracts providing severance benefits to management in the event of a change in control.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The following information provides quantitative and qualitative information about Canaan's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

   Commodity Price Risk. Canaan's major market risk exposure will be in the pricing applicable to its oil and natural gas production. Realized pricing will be primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to its U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years.

   Canaan expects to periodically enter into financial hedging activities with respect to a portion of forecasted oil and natural gas production through financial price swaps whereby the Company receives a fixed price for production and pays a variable market price to the contract counter party. These financial price-hedging activities are intended to reduce exposure to oil and natural gas price fluctuations. Realized gains or losses from the settlement of these financial hedging instruments are recognized in oil and natural gas sales when the associated production occurs. The gains and losses realized because of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered.

   During 2000, Canaan entered into financial oil and natural gas price hedging instruments which represented approximately 1,610,400 MMBtu of natural gas production at the average rate of 134,200 MMBtu per month at a weighted average price of $2.748 per MMBtu and approximately 105,787 Bbls of oil production at the average rate of 8,816 Bbls per month at a weighted average price of $22.00 per Bbl. The hedged volumes represented approximately 39% of the total natural gas production and 74% of the total oil production for the year ended December 31, 2000. The Company had settled all financial hedging arrangements by May 31, 2001.

   During 2001, Canaan entered into financial natural gas price hedging instruments which represented approximately 498,300 MMBtu of natural gas production (or 6% of Canaan's 2001 estimated natural gas production on an Mcfe basis) at the average rate of 99,660 MMBtu per month at a weighted average price of $2.97 per MMBtu. This hedging arrangement ended May 31, 2001 resulting in a $1,667,656 negative impact during 2001 to the Company's natural gas revenues. At December 31, 2001, Canaan had no hedging arrangements of its oil and natural gas production in place.

   Interest Rate Risk. Canaan had long-term debt outstanding of $42.3 million as of December 31, 2001. All of the debt outstanding at December 31, 2001 bears interest at floating rates which averaged 4.75% as of December 31, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2001 would equal approximately 47.5 basis points. Such an increase in interest rates would have increased Canaan's interest expense by approximately $201,000 assuming amounts borrowed at December 31, 2001 were outstanding for the entire year.

   The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

ITEM 8.  Financial Statements and Supplemental Data

   The financial statements are set forth herein commencing on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   The information required under Item 10 will be incorporated by reference to Canaan's proxy statement for the 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2001.

ITEM 11.  Executive Compensation

   The information required under Item 11 will be incorporated by reference to Canaan's proxy statement for the 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2001.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required under Item 12 will be incorporated by reference to Canaan's proxy statement for the 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2001.

ITEM 13.  Certain Relationships and Related Transactions

   The information required under Item 13 will be incorporated by reference to Canaan's proxy statement for the 2002 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2001.

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

Exhibit
Number                                              Description
------                                              -----------

2.1     --Plan of Combination, dated as of February 11, 2000, by and between the Registrant, Coral
          Reserves, Inc., Coral Reserves Energy Corp., Indian Oil Company, Canaan Securities, Inc. and the
          Partnerships.

2.1(a)  --Amendment No. 1 to Plan of Combination dated May 5, 2000

2.1(b)  --Amendment No. 2 to Plan of Combination dated July 20, 2001

2.2     --Agreement and Plan of Merger dated February 15, 1999, Between Registrant, Indian Oil
          Company, Coral Reserves, Inc. and Coral Reserves Energy Corp. and First Amendment dated
          February 15, 1999.

3.1(a)  --Amended and Restated Certificate of Incorporation of Registrant.

3.1(b)  --Amended and Restated Bylaws of the Registrant.

3.1(c)  --Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant and
          filed herewith

4.1     --Rights Agreement dated as of March 13, 2002 (UMB Bank, N.A. as rights agent) (incorporated by reference to Exhibit 99.2 of Form 8-K dated March 18, 2002).

10.1**  --Stock Option Plan of the Registrant.

10.2    --Form of Indemnification Agreement by and between the Registrant and non-employee directors.

10.3**  --Form of Change of Control Agreement (revised and supercedes the previously filed form) by and between the Registrant and executive officers (Messrs. Woodard, Penton, Mewbourn and Henson)
          and filed herewith.

10.4    --Shareholders' Agreement between Registrant and certain shareholders of Registrant and certain former shareholders of Indian Oil Company.

10.5    --Restated and Consolidated Credit Agreement dated October 23, 2000 by and between the
          Registrant and a lending group lead by Bank One, Oklahoma, N.A. (Incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on November 6, 2000).

10.5(a) --First Amendment to Restated and Consolidated Credit Agreement dated October 9, 2001 by and between the Registrant and a lending group lead by Bank One, Oklahoma, N.A. as filed herewith.

10.5(b) --Second Amendment to Restated and Consolidated Credit Agreement dated November 21, 2001 by and between the Registrant and a lending group lead by Bank One, Oklahoma, N.A. (incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed with the SEC on January 15, 2002)

Exhibit
Number                                            Description
------                                            -----------

10.6    --Stock Purchase Agreement among Coral Reserves Group, Ltd., Coral Reserves, Inc., Coral
          Reserves Energy Corp. and Michael Mewbourn dated November 30, 1998 (Exhibit 10.10 in
          Form S-4).

10.7**  --Employment Agreement dated November 1, 2000 between Anthony "Skeeter" Lasuzzo and
          Canaan Energy Corporation (incorporated by reference to Exhibit 10.7 in the Registrant's
          Form 10-K filed with the SEC for the year ending December 31, 2000).

10.7(a) --Letter agreement effective March 12, 2002 between Anthony "Skeeter" Lasuzzo and Canaan
          Energy Corporation confirming termination of employment and resignation as a Board member of
          Mr. Lasuzzo and filed herewith.

10.8    --Office Lease at Leadership Square, Oklahoma City, OK, Between LSQ Investors, L.L.C.
          (Landlord) and Canaan Energy Corporation (Tenant) dated December 4, 2000 (incorporated by reference to Exhibit 10.8 in Registrant's Form 10-K filed with the SEC for the year ending
          December 31, 2000)

10.8(a) --First Amendment to Office Lease at Leadership Square, Oklahoma City, OK, between LSQ
          Investors, L.L.C. (Landlord) and Canaan Energy Corporation (Tenant) dated July 18, 2001 and filed herewith.

10.8(b) --Second Amendment to Office Lease at Leadership Square, Oklahoma City, OK, between LSQ
          Investors, L.L.C. (Landlord) and Canaan Energy Corporation (Tenant) dated October 8, 2001 and filed herewith.

--------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

      4.  Reports on Form 8-K

   A Current Report on Form 8-K dated November 21, 2001 was filed January 15, 2002 pursuant to Items 5 reporting the repurchase of Canaan common stock from former Indian Oil Company shareholders pursuant to a shareholders agreement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                               CANAAN ENERGY CORPORATIOn

                                               By:      /s/  LEO E. WOODARD
                                                   -----------------------------
                                                          Leo E. Woodard
                                                   Chairman and Chief Executive
                                                              Officer

April 1, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

     /s/ LEO E. WOODARD       Chairman and Chief Executive  April 1, 2002
-----------------------------   Officer
       Leo E. Woodard

     /s/ JOHN K. PENTON       President and Director        April 1, 2002
-----------------------------
       John K. Penton

   /s/ MICHAEL S. MEWBOURN    Senior Vice President, Chief  April 1, 2002
-----------------------------   Financial Officer and
     Michael S. Mewbourn        Director

    /s/ THOMAS H. HENSON      Officer and Director          April 1, 2002
-----------------------------
      Thomas H. Henson

    /s/ MISCHA GORKUSCHA      Director                      April 1, 2002
-----------------------------
      Mischa Gorkuscha

       /s/ RANDY HARP         Director                      April 1, 2002
-----------------------------
         Randy Harp

      /s/ SCOTT RAYBURN       Director                      April 1, 2002
-----------------------------
        Scott Rayburn

       /s/ KEVIN WHITE        Director                      April 1, 2002
-----------------------------
         Kevin White

                           CANAAN ENERGY CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    Consolidated Financial Statements         Page
                    ---------------------------------         ----

             Reports of Independent Auditors.................  F-2

             Consolidated Balance Sheets:
                December 31, 2001 and 2000................... F-13

             Consolidated Statements of Operations:
                Years ended December 31, 2001, 2000 and 1999. F-14

             Consolidated Statements of Cash Flows:
                Years ended December 31, 2001, 2000 and 1999. F-15

             Consolidated Statements of Stockholders' Equity:
                Years ended December 31, 2001, 2000 and 1999. F-16

             Notes to Consolidated Financial Statements...... F-17

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Canaan Energy Corporation:

   We have audited the accompanying consolidated balance sheets of Canaan Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1999 financial statements of the Coral Limited Partnerships or the General Partners of the Coral Limited Partnerships (Note 1), which statements reflect total revenues constituting 99% of the related consolidated total revenues in 1999. The 1999 financial statements of the Coral Limited Partnerships and the General Partners of the Coral Limited Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Coral Limited Partnerships and the General Partners of the Coral Limited Partnership in 1999 is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canaan Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 2 to the consolidated financial statements, Canaan Energy Corporation changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Oklahoma City, Oklahoma
March 1, 2002, except as to note 10 which is as of March 13, 2002 and note 8 which is as of March 29, 2002

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1990 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Natural Gas Income Fund 1990 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Natural Gas Income Fund 1990 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1991 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Natural Gas Income Fund 1991 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Natural Gas Income Fund 1991 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1992 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Natural Gas Income Fund 1992 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Natural Gas Income Fund 1992 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Natural Gas Income Fund 1993 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Natural Gas Income Fund 1993 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Natural Gas Income Fund 1993 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves 1993 Institutional Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves 1993 Institutional Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves 1993 Institutional Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Energy Income Fund 1995 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Energy Income Fund 1995 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Energy Income Fund 1995 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves Energy Income Fund 1996 Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Energy Income Fund 1996 Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Energy Income Fund 1996 Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coral Reserves 1996 Institutional Limited Partnership
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves 1996 Institutional Limited Partnership for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's Managing General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral 1996 Institutional Limited Partnership as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Coral Reserves, Inc.
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves, Inc. as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Coral Reserves Energy Corp.
Oklahoma City, Oklahoma

   We have audited the statements of operations, partners' equity and cash flows of Coral Reserves Energy Corp. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Coral Reserves Energy Corp. as of December 31, 1999, and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

William T. Zumwalt, CPA, Inc.

Tulsa, Oklahoma
March 10, 2000

                           CANAAN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                          --------------------------
                                                                              2001          2000
                                                                          ------------  ------------
                                 ASSETS

Current assets:
 Cash and cash equivalents............................................... $  2,579,843  $  6,481,550
 Accounts receivable.....................................................    3,783,670     7,569,328
 Income tax receivable...................................................    2,534,000            --
 Other assets............................................................       22,157       101,726
                                                                          ------------  ------------
     Total current assets................................................    8,919,670    14,152,604
                                                                          ------------  ------------
Property and equipment, at cost, based on the full cost method of
  accounting for oil and natural gas properties..........................  115,809,831    91,690,784
     Less accumulated depreciation and amortization......................   49,357,756    20,258,478
                                                                          ------------  ------------
                                                                            66,452,075    71,432,306
                                                                          ------------  ------------
Other assets.............................................................      148,500       188,255
                                                                          ------------  ------------
     Total assets........................................................ $ 75,520,245  $ 85,773,165
                                                                          ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
   Trade................................................................. $  2,792,294  $  1,324,812
   Revenue and royalties due to others...................................    1,796,019     2,433,547
 Accrued expenses........................................................      377,878        99,536
 Income taxes payable....................................................           --     1,105,907
                                                                          ------------  ------------
     Total current liabilities...........................................    4,966,191     4,963,802
                                                                          ------------  ------------
Long-term debt...........................................................   42,264,683    33,964,683
Deferred income taxes....................................................    7,587,385    10,514,000
Stockholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares authorized, 4,931,815 and 4,353,646 shares issued and outstanding in 2001, respectively, and
   4,931,815 and 4,916,315 shares issued and outstanding in 2000,
   respectively..........................................................       49,318        49,318
 Additional paid-in capital..............................................   57,027,781    57,027,781
 Treasury stock, at cost, 578,169 and 15,500 shares as of December 31,
   2001 and 2000, respectively...........................................   (6,885,509)     (146,281)
 Retained earnings (accumulated deficit).................................  (29,489,604)  (20,600,138)
                                                                          ------------  ------------
 Total stockholders' equity..............................................   20,701,986    36,330,680
                                                                          ------------  ------------
     Total liabilities and stockholders' equity.......................... $ 75,520,245  $ 85,773,165
                                                                          ============  ============


                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                      -------------------------------------
                                                          2001         2000        1999
                                                      ------------  ----------- -----------
Revenues:
 Oil and natural gas sales........................... $ 28,381,315  $17,991,577 $10,915,499
Costs and expenses:
 Lease operating.....................................    4,536,071    2,088,854   1,564,587
 Production taxes....................................    1,852,158    1,458,425     835,198
 Depreciation and amortization.......................    7,352,018    2,891,344   2,594,206
 General and administrative expenses.................    4,912,178    2,858,097   1,886,324
 Merger costs........................................           --    1,350,686          --
 Reduction in carrying value of oil and natural gas
   properties........................................   21,748,000           --          --
 Interest expense....................................    2,674,652    1,259,628     497,182
                                                      ------------  ----------- -----------
     Total costs and expenses........................   43,075,077   11,907,034   7,377,497
                                                      ------------  ----------- -----------
Other income, principally interest...................      367,296      162,966     131,895
                                                      ------------  ----------- -----------
Earnings (loss) before income taxes..................  (14,326,466)   6,247,509   3,669,897
Income tax expense (benefit).........................   (5,437,000)   4,228,000      26,000
                                                      ------------  ----------- -----------
Net earnings (loss).................................. $ (8,889,466) $ 2,019,509 $ 3,643,897
                                                      ============  =========== ===========
Earnings (loss) per average common share
  outstanding -- basic............................... $      (1.83) $      0.52 $      1.01
                                                      ============  =========== ===========
Earnings (loss) per average common share
  outstanding -- diluted............................. $      (1.83) $      0.52 $      1.01
                                                      ============  =========== ===========
Weighted average common shares outstanding --basic...    4,868,075    3,872,566   3,621,219
                                                      ============  =========== ===========
Weighted average common shares outstanding -- diluted    4,868,075    3,878,482   3,621,219
                                                      ============  =========== ===========





                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                               ---------------------------------------
                                                                                   2001          2000         1999
                                                                               ------------  ------------  -----------
Cash flows from operating activities:
    Net earnings (loss)....................................................... $ (8,889,466) $  2,019,509  $ 3,643,897
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effects of acquisitions:
       Depreciation and amortization..........................................    7,352,018     2,891,344    2,594,206
       Deferred income tax expense (benefit)..................................   (4,316,615)    3,123,000       11,000
       Amortization of debt issuance costs....................................       67,657        11,074           --
       Forgiveness of subscription receivable.................................           --        10,951       10,950
       Reduction in carrying value of oil and natural gas properties..........   21,748,000            --           --
       (Increase) decrease in accounts receivable and other assets............    1,331,227    (1,425,016)    (613,792)
       Increase in accounts payable, accrued expenses and
        other liabilities.....................................................        2,389       436,718      215,473
                                                                               ------------  ------------  -----------
          Net cash provided by operating activities...........................   17,295,210     7,067,580    5,861,734
                                                                               ------------  ------------  -----------

Cash flows from investing activities:
    Proceeds from sales of property and equipment.............................        1,019       478,637       49,946
    Acquisition of businesses, net of cash acquired...........................           --     1,696,469           --
    Capital expenditures......................................................  (22,768,074)   (2,613,434)  (1,476,697)
    Advances on notes receivable..............................................           --            --   (6,000,000)
    Payments received on notes receivable.....................................           --       562,500      562,500
    Net proceeds from affiliate contract services.............................        9,366        77,822       58,862
    Costs related to business combinations....................................           --            --      (87,696)
                                                                               ------------  ------------  -----------
          Net cash provided by (used in) investing activities.................  (22,757,689)      201,994   (6,893,085)
                                                                               ------------  ------------  -----------

Cash flows from financing activities:
    Borrowings on long-term debt..............................................    8,300,000    34,589,683    4,497,000
    Repayments of long-term debt..............................................           --   (31,377,483)          --
    Payment of debt issuance costs............................................           --      (199,329)          --
    Purchase of partnership units.............................................           --      (636,592)          --
    Purchase of treasury stock................................................   (6,739,228)     (146,281)          --
    Distributions to partners.................................................           --    (4,513,057)  (5,910,092)
                                                                               ------------  ------------  -----------
          Net cash provided by (used in) financing activities.................    1,560,772    (2,283,059)  (1,413,092)
                                                                               ------------  ------------  -----------

Net increase (decrease) in cash and cash equivalents..........................   (3,901,707)    4,986,515   (2,444,443)

Cash and cash equivalents at beginning of period..............................    6,481,550     1,495,035    3,939,478
                                                                               ------------  ------------  -----------

Cash and cash equivalents at end of period.................................... $  2,579,843  $  6,481,550  $ 1,495,035
                                                                               ============  ============  ===========

Supplemental Cash Flow Information:
    Cash payments for income taxes............................................ $  2,274,426  $     27,869  $    53,000
                                                                               ============  ============  ===========
    Cash payments for interest................................................ $  2,345,495  $  1,248,554  $   497,182
                                                                               ============  ============  ===========

Supplemental Schedule of Noncash Financing Activities:
    Issuance of common stock for acquisition of businesses.................... $         --  $ 17,608,198  $        --
                                                                               ============  ============  ===========
    Assumption of debt from acquisition of business........................... $         --  $ 23,639,994  $        --
                                                                               ============  ============  ===========
    Costs related to combination transaction incurred with accounts payable... $         --  $         --  $   170,000
                                                                               ============  ============  ===========

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Number of
                                            Shares of                          Common      Retained        Other
                                             Common            Additional      Stock       Earnings       Compre-
                                              Stock    Common   Paid-in     Subscription (Accumulated     hensive     Treasury
                                           Outstanding Stock    Capital      Receivable    Deficit)    Income (loss)   Stock
                                           ----------- ------- -----------  ------------ ------------  ------------- -----------
Balance at December 31, 1998..............  3,621,219  $36,212 $40,069,281    $(21,901)  $(15,840,395)  $        --  $        --
  Net earnings............................         --       --          --          --      3,643,897            --           --
  Distributions...........................         --       --          --          --     (5,910,092)           --           --
  Forgiveness of subscription
   receivable.............................         --       --          --      10,950             --            --           --
                                            ---------  ------- -----------    --------   ------------   -----------  -----------

Balance at December 31, 1999..............  3,621,219   36,212  40,069,281     (10,951)   (18,106,590)           --           --

  Net earnings............................         --       --          --          --      2,019,509            --           --
  Distributions...........................         --       --          --          --     (4,513,057)           --           --
  Purchase of partnership interests.......         --       --    (636,592)         --             --            --           --
  Issuance of common stock................  1,310,596   13,106  17,595,092          --             --            --           --
  Purchase of treasury stock..............    (15,500)      --          --          --             --            --     (146,281)
  Forgiveness of subscription
   receivable.............................         --       --          --      10,951             --            --           --
                                            ---------  ------- -----------    --------   ------------   -----------  -----------

Balance at December 31, 2000..............  4,916,315   49,318  57,027,781          --    (20,600,138)           --     (146,281)
  Net loss................................         --       --          --          --     (8,889,466)           --           --
  Cumulative effect of change in
   accounting principle, net of tax.......         --       --          --          --             --    (1,578,899)          --
  Derivative losses reclassified into oil
   and natural gas sales, net of tax......         --       --          --          --             --     1,034,160           --
  Changes in fair value of derivative
   instruments, net of tax................         --       --          --          --             --       544,739           --
                                            ---------  ------- -----------    --------   ------------   -----------  -----------
  Comprehensive loss......................         --       --          --          --             --            --           --
  Purchase of treasury stock..............   (562,669)      --          --          --             --            --   (6,739,228)
                                            ---------  ------- -----------    --------   ------------   -----------  -----------

Balance at December 31, 2001..............  4,353,646  $49,318 $57,027,781    $     --   $(29,489,604)  $        --  $(6,885,509)
                                            =========  ======= ===========    ========   ============   ===========  ===========


                                               Total
                                           Stockholders'
                                              Equity
                                           -------------
Balance at December 31, 1998..............  $24,243,197
  Net earnings............................    3,643,897
  Distributions...........................   (5,910,092)
  Forgiveness of subscription
   receivable.............................       10,950
                                            -----------

Balance at December 31, 1999..............   21,987,952

  Net earnings............................    2,019,509
  Distributions...........................   (4,513,057)
  Purchase of partnership interests.......     (636,592)
  Issuance of common stock................   17,608,198
  Purchase of treasury stock..............     (146,281)
  Forgiveness of subscription
   receivable.............................       10,951
                                            -----------

Balance at December 31, 2000..............   36,330,680
  Net loss................................   (8,889,466)
  Cumulative effect of change in
   accounting principle, net of tax.......   (1,578,899)
  Derivative losses reclassified into oil
   and natural gas sales, net of tax......    1,034,160
  Changes in fair value of derivative
   instruments, net of tax................      544,739
                                            -----------
  Comprehensive loss......................   (8,889,466)
  Purchase of treasury stock..............   (6,739,228)
                                            -----------

Balance at December 31, 2001..............  $20,701,986
                                            ===========

                See accompanying notes to financial statements.

                           CANAAN ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999

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

  Fair Value of Financial Instruments

   Canaan's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and oil and natural gas price swap contracts. Fair value of non-derivative

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

financial instruments approximates carrying value due to the short-term nature of the instruments or that the associated interest rate is variable and resets throughout the year. See "Hedging Activities" in Note 2 for estimated fair values of the price swap contracts.

  Property and Equipment

   Canaan follows the full cost method of accounting for its oil and natural gas properties. Accordingly, all costs incidental to the acquisition, exploration, and development of oil and natural gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Also included are any internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities. Net capitalized costs (capitalized costs less accumulated amortization and related deferred income taxes) are limited to the estimated future net revenues using period-end pricing, discounted at 10% per annum, from proved oil, natural gas and natural gas liquids reserves plus the lower of cost or estimated fair value of unproven properties subject to amortization less the effects of future income taxes. In 2000, Canaan subjected all costs of unproven properties to amortization, as such costs were insignificant. In 2001, these costs became significant through purchases in South Texas and the Oklahoma Panhandle and are now excluded from amortization, however, these costs are evaluated on a annual basis for possible impairment purposes. Canaan also compares the carrying value of its oil and natural gas properties to the calculated limitation at each period end. Capitalized costs less accumulated amortization plus estimated future expenditures (based on current costs) to be incurred in developing proved reserves plus estimated dismantlement and abandonment costs, net of estimated salvage values, if any, are amortized by an equivalent unit-of-production method, converting natural gas to oil at the ratio approximating their relative energy content of one barrel ("Bbl") of oil to six thousand cubic feet ("Mcf") of natural gas. No gain or loss is recognized upon disposal of oil and natural gas properties unless such dispositions significantly alter the relationship between capitalized costs and proved oil and natural gas reserves. Revenues from services provided to working interest owners of properties in which Canaan also owns an interest (salt water disposal services and production engineering services) in excess of related costs incurred are accounted for as reductions of capitalized costs of oil and natural gas properties.

   Depreciation and amortization of other equipment are provided using the straight-line method based on estimated useful lives of the related assets, which range from 3 to 10 years.

   Canaan accounts for its non-oil and natural gas long-lived assets in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." Statement No. 121 requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

  Other Assets

   Other assets as of December 31, 2001 and 2000 respectively, represent debt issuance costs.

  Revenue and Royalty Distributions Payable

   For certain oil and natural gas properties, Canaan receives production proceeds, from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds applicable to other

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

revenue and royalty owners are reflected as revenue and royalty distributions payable in the accompanying balance sheets. Canaan accrues revenue for only its net interest in its oil and natural gas properties.

  Hedging Activities

   Canaan periodically enters into oil and natural gas price swap agreements to manage its exposure to oil and natural gas price volatility. These contracts have no cash requirements at inception and are with counter parties that Canaan believes have minimal credit risk. The oil and natural gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by Canaan.

   Prior to January 1, 2001, Canaan accounted for its hedging contracts using the deferral method of accounting. Under this method, realized gains and losses from Canaan's price risk management activities were recognized in oil and natural gas revenues when the associated production occurs and the resulting cash flows were reported as cash flows from operating activities. In the event of a loss of correlation between changes in oil and natural gas reference prices under a hedging contract and actual oil and natural gas prices, a gain or loss was recognized currently to the extent the hedging contract had not offset changes in actual oil and natural gas prices.

   The Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities in 1998. Statement 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133, (as amended by Statement 137 and Statement 138) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the provisions of Statement 133 as of January 1, 2001.

   Statement 133, standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of derivatives (gains and losses) depends on (i) whether the derivative is designated and qualifies as a hedge, and (ii) the type of hedging relationship that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in Statement 133 are required to be reported in earnings. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of Statement 133. The Company recorded a liability of $2,546,611 as of January 1, 2001 for its natural gas price swap with the offsetting amount, net of $967,712 of income tax, recorded as a component of other comprehensive earnings (loss) in stockholders' equity.

  Revenue Recognition and Natural Gas Balancing

   Oil and natural gas sales are recognized in the month in which the oil and natural gas reserves are sold by Canaan.

   During the course of normal operations, Canaan and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are monitored over the lives of the wells' production capability. If an imbalance exists at the time the wells' reserves are depleted, cash settlements are made among the joint interest owners under a variety of arrangements. Canaan follows the sales method of accounting for natural gas imbalances. A liability is recorded only if Canaan's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where Canaan has taken less than its ownership share of natural gas production. Canaan's production imbalance position in terms of volumes and value was not significant as of December 31, 2001 and 2000.

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


  Production Costs

   Lease operating costs, including costs incurred to maintain or increase production levels from an existing completion interval, along with production related taxes are expensed as incurred.

  Major Purchasers

   Canaan markets its oil and natural gas production to numerous purchasers under a variety of contracts. During the year ended December 31, 2001 there was one purchaser, Transok, LLC, that accounted for 13% of the total oil and natural gas revenues for 2001. During the year ended December 31, 2000, there were no purchasers that accounted for greater than 10% of the Company total oil and natural gas revenues. Canaan does not believe that the loss of any single customer would have a material effect on the results of its operations.

  General and Administrative Expenses

   General and administrative expenses are reported net of amounts allocated to working interests of the oil and natural gas properties operated by Canaan, and net of amounts capitalized pursuant to the full cost method of accounting. Canaan capitalized $642,018 in general and administrative costs (all of which were directly related to exploration and development activities) as the Company commenced significant drilling activities during 2001. No general and administrative costs were capitalized for the years ended December 31, 2000 and 1999 due to nominal exploration and development activities by Canaan.

   General and administrative costs recovered through allocation to other working interest owners approximated $933,638, $330,000 and $249,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

  Stock Options

   Canaan applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Financial Accounting Standards Board Statement 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, Canaan has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of Statement 123 which are included in
Note 3.

  Earnings (Loss) Per Common Share

   Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

potential dilution that could occur if Canaan's dilutive outstanding stock options were exercised (calculated using the treasury stock method), unless the effect is antidilutive. There were no dilutive securities prior to November 2000 and due to the loss recognized in 2001, the effect of the stock options is antidilutive to the 2001 calculation.

   The following table reconciles the net loss and common shares outstanding used in the calculations of basic and diluted loss per share for 2000.

                                                              Year ended December 31, 2000
                                                         --------------------------------------
                                                                        Weighted
                                                         Net Earnings    Average
                                                         Applicable to   Common
                                                            Common       Shares    Net Earnings
                                                         Stockholders  Outstanding  per Share
                                                         ------------- ----------- ------------
Basic earnings per share................................  $2,019,509    3,872,566     $0.52
Dilutive effect of potential common shares issuable upon
  the exercise of outstanding stock options.............          --        5,916        --
                                                          ----------    ---------     -----
Diluted earnings per share..............................  $2,019,509    3,878,482     $0.52
                                                          ==========    =========     =====

  Segment Information

   Canaan manages its business by country, which results in one operating segment during each of the years ended December 31, 2001, 2000 and 1999.

3.  Business Combinations

  Combination Transactions

   On October 23, 2000, Canaan completed the business combination transactions described in Note 1. As consideration for the acquired entities, Canaan issued 4,368,815 shares of its common stock to shareholders of the acquired entities. As described in Note 1, the combination with the Coral Limited Partnerships and the General Partners was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests, and the acquisitions of Indian and CSI were accounted for as purchases.

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


   Preliminary amounts with regard to deferred income taxes were finalized in 2001. The final adjustments of $1,390,000 did not affect the number of shares Canaan issued to acquire Indian, however, the adjustments did impact the allocation of the total purchase price to assets and liabilities. The calculation of the total purchase price and the finalized allocation to assets and liabilities for the acquisition of Indian have been included in the following table.

   Calculation and allocation of purchase price:

Calculation of purchase price:
Number of Canaan shares issued.....................................    1,132,000
Fair value of Canaan shares issued................................. $      13.42
                                                                    ------------
Purchase price before transaction costs............................ $ 15,191,440
Transaction costs..................................................       10,000
                                                                    ------------
Total purchase price for Indian.................................... $ 15,201,440
                                                                    ============
Allocated to:
Property and equipment............................................. $ 48,363,937
Current assets.....................................................    6,003,319
Other assets.......................................................       34,870
Current liabilities, excluding current maturities of long-term debt   (2,954,692)
Current maturities of long-term debt...............................  (23,639,994)
Long-term debt (note to Canaan)....................................   (4,875,000)
Deferred income taxes..............................................   (7,731,000)
                                                                    ------------
                                                                    $ 15,201,440
                                                                    ============

   The calculation of the total purchase price and the allocation to assets for the acquisition of CSI are as follows:

   Calculation and allocation of purchase price:

              Calculation of purchase price:
              Number of Canaan shares issued.........    178,596
              Fair value of Canaan shares issued..... $    13.42
                                                      ----------
              Purchase price before transaction costs $2,396,758
              Estimated transaction costs............     10,000
                                                      ----------
              Total purchase price for CSI........... $2,406,758
                                                      ----------
              Allocated to:
              Property and equipment................. $3,388,758
              Deferred income taxes..................   (982,000)
                                                      ----------
                                                      $2,406,758
                                                      ==========

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


  Pro Forma Information (Unaudited)

   Set forth in the following table is certain unaudited pro forma financial information for the years ended December 31, 2000 and 1999. This information has been prepared assuming the acquisitions of CSI and Indian were consummated as of the beginning of each year, and is based on estimates and assumptions deemed appropriate by Canaan. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Canaan's operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Canaan would have achieved if the transactions had occurred on January 1, 1999. The pro forma information also should not be used as an indication of the future results that Canaan will achieve after the transactions.

                                                     2000          1999
                                                  --------      --------
                                                  (in thousands, except per
                                                         share data)
      Revenues................................... $26,180       $19,966
                                                  =======       =======
      Net earnings............................... $ 2,123       $   458
                                                  =======       =======
      Net earnings per share -- basic and diluted $  0.55       $  0.10
                                                  =======       =======

4.  Accounts Receivable

   Accounts receivable consisted of the following:

                                                    December 31,
                                                ---------------------
                                                   2001       2000
                                                ---------- ----------
           Oil and natural gas revenue accruals $2,845,134 $7,076,404
           Joint interest billings.............    938,536    487,889
           Receivables from officers...........         --      5,035
                                                ---------- ----------
           Total............................... $3,783,670 $7,569,328
                                                ========== ==========

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

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


6.  Property and Equipment

   Property and equipment consisted of the following:

                                                                     December 31,
                                                              --------------------------
                                                                  2001          2000
                                                              ------------  ------------
Oil and natural gas properties -- subject to amortization.... $111,751,680  $ 91,280,293
Oil and natural gas properties -- not subject to amortization    3,103,881            --
Accumulated depreciation and amortization....................  (49,045,170)  (20,068,865)
                                                              ------------  ------------
   Net oil and natural gas properties........................   65,810,391    71,211,428
                                                              ------------  ------------
Other equipment..............................................      954,270       410,491
Accumulated depreciation.....................................     (312,586)     (189,613)
                                                              ------------  ------------
   Net other equipment.......................................      641,684       220,878
                                                              ------------  ------------
Property and equipment, net of accumulated depreciation and
  amortization............................................... $ 66,452,075  $ 71,432,306
                                                              ============  ============

   All of the oil and natural gas properties not subject to amortization were acquired in 2001.

Depreciation and amortization expense consisted of the following:

                                                         Year ended December 31,
                                                     --------------------------------
                                                        2001       2000       1999
                                                     ---------- ---------- ----------
Depreciation and amortization of oil and natural gas
  properties........................................ $7,228,307 $2,850,321 $2,581,614
Depreciation of other equipment.....................    123,711     39,890     10,992
Other amortization..................................         --      1,133      1,600
                                                     ---------- ---------- ----------
Total expense....................................... $7,352,018 $2,891,344 $2,594,206
                                                     ========== ========== ==========

  Reduction of Carrying Value of Oil and Gas Properties

   Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from proved oil and gas properties plus the lower of cost or fair value of unproved properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The net book value, less related deferred tax liabilities, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less deferred taxes, is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

7.  Accounting for Derivative Instruments and Hedging Activities

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

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

production or approximately 80% of its oil production beginning January 2000 through December 2000. The price received for this production was $22.00 per barrel, while Canaan paid the counter-party a floating index price.

   In April 2000, Canaan entered into an additional natural gas price swap covering 100,375 Mcf of monthly production or approximately 30% of its natural gas production from June 2000 through May 2001. The price received for this production was $2.97 per Mcf, while Canaan paid the counter party a floating index price.

   The fair value of Canaan's natural gas and oil price hedging contracts approximated ($2,546,611) at December 31, 2000. This asset (liability) represents the estimated amount Canaan would receive (pay) to cancel the contracts or transfer them to other parties. No deferred hedging gains or losses were recorded as of December 31, 2000.

   On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." Statement 133 and Statement 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of Statement 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of a $1,578,899 loss in accumulated other comprehensive loss to recognize at fair value all derivatives that were designated as cash-flow hedging financial instruments.

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

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


   The Company periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and gas prices at targeted levels and to manage the Company's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price-hedging instruments are based reflect various market indices that had a high degree of historical correlation with actual prices received by the Company.

   The Company does not hold or issue derivative instruments for trading purposes. The Company's commodity-price swap in place as of January 1, 2001 was designated as a cash flow hedge. The derivative instrument expired May 31, 2001. Changes in fair value of the derivative were reported on the balance sheet in "Accumulated Other Comprehensive Income (AOCI)." These amounts have been reclassified to oil and natural gas sales upon settlement with the contract counterparty.

   The Company assesses the effectiveness of its hedges, at least quarterly, based on relative changes in fair value between the derivative instrument and the hedged forecasted sale of oil and gas. For the year ended December 31, 2001, the Company recorded a net charge of $60,000 which represented the ineffectiveness of the cash-flow hedge. The ineffectiveness was recorded in oil and natural gas sales in the consolidated statement of operations.

   All of the net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCI were reclassified to earnings by May 31, 2001 (the expiration date of the price swap contract). At December 31, 2001, the Company did not have any financial hedging arrangements.

8.  Long-Term Debt

   Simultaneously with the closing of the transactions described in Note 1, the Company entered into a new secured revolving credit facility with a group of banks which provides for a borrowing base of $45,000,000, with no monthly principal payments currently required, based on the Company's oil and natural gas reserves. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.50% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. At December 31, 2001, the Company had $30,000,000 of its total debt balance under the LIBOR interest option, resulting in a rate on that date of 4.45%. The remainder of the debt balance bore interest at the prime rate option, resulting in a rate 5.5% at December 31, 2001. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. The credit facility is subject to a commitment fee for the banks maintaining of funds available for Canaan. The commitment fee ranges from 0.25% to 0.50%, based on the amount of the revolving commitment in effect for the applicable period. Borrowings under the agreement are secured by substantially all of the Company's oil and natural gas properties. The credit facility provides for semi-annual borrowing base redeterminations, the next of which is scheduled to occur as of April 1, 2002.

   In connection with the completion of the combination transactions, the Company borrowed $33,964,683 under the credit facility to refinance approximately $31,377,000 in existing indebtedness (including approximately $23,600,000 assumed in the Indian acquisition) and to pay for transaction costs. The interest rate as of December 31, 2002 was 10.25%.

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


   The Company's borrowings under this facility represent all of its borrowings as of December 31, 2001 and 2000.

   The credit facility is governed by a credit agreement between the Company and the bank lending group. This agreement requires the Company to comply with certain financial ratios on a quarterly reporting basis. These ratios, as defined in the credit agreement, include a Current Ratio, Debt Service Coverage Ratio, Tangible Net Worth Ratio and Debt to EBITDA Ratio. For the quarter ended December 31, 2001, the Company's Tangible Net Worth Ratio and Debt to EBITDA Ratio did not comply with that required under the credit agreement. In February 2002, the bank lending group granted the Company a one-time waiver of the default created by the Company's noncompliance with these two ratio requirements. All other financial ratios calculated under the credit agreement were within their required ranges. In March 2002, the bank group amended the credit agreement, lowering the ratio requirements for the Tangible Net Worth Ratio, effective December 31, 2001, and the Debt to EBITDA Ratios, effective with the quarter ending June 30, 2002. Additionally, the bank group granted a one-time waiver of the default projected by the Company to be created by the expected noncompliance with the Debt to EBITDA Ratio and Debt Service Coverage Ratio for the quarter ended March 31, 2002.

   Annual maturities of long-term debt subsequent to December 31, 2001 are as follows:

                                2002 $        --
                                2003  42,264,683
                                     -----------
                                     $42,264,683
                                     ===========

9.  Income Taxes

   The components of income tax expense (benefit) were as follows:

                                                 Year Ended December 31,
                                             -------------------------------
                                                2001         2000     1999
                                             -----------  ---------- -------
    Current income tax expense (benefit):
     U.S. Federal........................... $  (971,000) $  960,000 $11,000
     State..................................    (149,000)    145,000   4,000
                                             -----------  ---------- -------
       Total current tax expense (benefit)..  (1,120,000)  1,105,000  15,000
                                             -----------  ---------- -------
    Deferred income tax expense (benefit):
     U.S. Federal...........................  (3,756,000)  2,712,000   9,000
     State..................................    (561,000)    411,000   2,000
                                             -----------  ---------- -------
       Total deferred tax expense (benefit).  (4,317,000)  3,123,000  11,000
                                             -----------  ---------- -------
       Total income tax expense (benefit)... $(5,437,000) $4,228,000 $26,000
                                             ===========  ========== =======

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


   Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following:

                                                              Year Ended
                                                             December 31,
                                                            -------------
                                                            2001 2000 1999
                                                            ---- ---- ----
     U.S. statutory tax rate...............................  35%  35%  34%
     State income taxes....................................   3    3    4
     Change in tax status of the Coral Limited Partnerships  --   54   --
     Partnership income, not directly subject to income tax  --  (27) (18)
     Effect of graduated tax rates.........................  --   --  (19)
     Nonconventional fuel source tax credits...............  --   --   (3)
     Other.................................................  --    3    3
                                                            ---  ---  ---
     Effective income tax rate.............................  38%  68%   1%
                                                            ===  ===  ===

   The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities at December 31, 2000 and 2001 are presented below:

                                                        2001          2000
                                                    ------------  ------------
 Deferred tax assets:
  Net operating loss carryforwards................. $  3,395,000  $  1,475,000
  Statutory depletion carryforwards................      500,000       717,000
  Effect of cash-basis tax reporting...............           --        45,000
                                                    ------------  ------------
    Total deferred tax assets......................    3,895,000     2,237,000
 Deferred tax liabilities -- property and equipment  (11,482,000)  (12,751,000)
                                                    ------------  ------------
 Net deferred tax liability........................ $ (7,587,000) $(10,514,000)
                                                    ============  ============

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

   Prior to its purchase by Canaan, Indian had generated tax net operating losses. These losses can be used to offset Canaan's taxable income. However, the amount that can be used in any year is limited. The Indian net operating loss carryforwards expire beginning in 2008 and extend through 2019. Additionally, Canaan has generated tax net operating losses. The Canaan net operating loss carryforwards expire in 2021. Management of Canaan believes that Canaan will generate sufficient taxable income to allow the full utilization of these net operating loss carryforwards.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or not all of the deferred tax assets will be realized. The ultimate realization of deferred tax

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

10.  Share Purchase Rights Plan

   On March 13, 2002, Canaan's Board adopted a Share Purchase Rights Plan (the "Plan") and declared a dividend distribution of preferred share purchase rights to shareholders of record on March 25, 2002. The rights have no economic value until a person or group has become an "Acquiring Person" by obtaining 15% or more of the Company's outstanding common stock. If a person or group becomes an Acquiring Person, the Rights entitle all holders except the Acquiring Person to purchase an amount of preferred stock (or common stock if the Company so determines) approximately equal in value to one share of common at a 50% discount to market price. Canaan's Board has the authority to redeem the rights for $0.01 per right, so as not to interfere with the completion of a Board approved transaction. The Plan was designed and implemented to assist Canaan's shareholders in realizing maximum value for their investment in the Company. The Plan expires March 13, 2012.

11.  Stock Option Plan

   The Company has a stock option plan providing for the granting of options to purchase up to 500,000 shares.

   No stock options were granted by Canaan prior to November 27, 2000. On that date, Canaan granted 412,500 options to members of the Company's management and professional staff at $9.44 per share. The market value was the same as grant price on the date of grant. Of the options granted, 25,000 vested at issuance and 12,500 vest 50% on the third and fifth anniversary dates. All other options granted to employees in 2000 vest at a rate of 25% upon each anniversary date.

   During 2001, Canaan granted options for an additional 83,250 shares to the professional staff at an average rate of $9.53. On the dates of grant, the market value and grant price were the same. All the options granted to employees during 2001 vest at a rate of 25% upon each anniversary date, except for 25,000 options that vest 50% on the third and fifth anniversary dates.

   Vested options to three non-employee directors aggregating 300 shares were granted April 9, 2001 at an exercise price of $9.00 per share.

   The Company applies APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's results would have been reduced to the pro forma amounts indicated below:

                                               2001         2000
                                            -----------  ----------
            Net (loss) earnings As reported $(8,889,466) $2,019,509
            Pro forma...................... $(9,310,146) $1,989,354

   For 2001, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.25%, expected volatility of 24%, and an expected term of 5 years.

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


   For 2000, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.65%, expected volatility of 27%, and an expected term of 5 years.

   Stock option activity during 2001 and 2000 was as follows:

                                                Number   Weighted-average
                                               of shares  exercise price
                                               --------- ----------------
      Options outstanding at December 31, 1999       --       $  --
       Granted................................  412,500        9.44
       Exercised..............................       --          --
       Forfeited..............................       --          --
       Expired................................       --          --
                                                -------       -----
      Options outstanding at December 31, 2000  412,500        9.44
       Granted................................   83,250        9.53
       Exercised..............................       --          --
       Forfeited..............................     (500)       9.00
       Expired................................       --          --
                                                -------       -----
      Options outstanding at December 31, 2001  495,250       $9.46
                                                =======       =====

12.  Employee Benefit Plan

   Canaan maintains a qualified profit sharing plan pursuant to which it may make discretionary contributions subject to Internal Revenue Code limits. Benefits payable under the plan are limited to the amount of assets allocable to the account of each plan participant. Canaan retains the right to modify, amend or terminate the plan at any time. Canaan recorded $443,175, $184,000 and $126,000 of expenses related to discretionary contributions to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  Commitments and Contingencies

   Canaan leases office space and equipment under operating leases expiring over the next ten years. Future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 are as follows:

                         2002............... $  391,718
                         2003...............    376,857
                         2004...............    387,609
                         2005...............    380,018
                         2006 and thereafter  2,105,452
                                             ----------
                         Total.............. $3,641,654
                                             ==========

   Rent expense for the years ended December 31, 2001, 2000 and 1999 approximated $345,439, $102,000 and $73,000, respectively.

   The Company expects to be involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. As of

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999

December 31, 2001, Canaan was not involved in any litigation that could have a material adverse effect on Canaan's business, financial condition, and results of operations or cash flows.

14.  Related Party Transactions

   November 1998, Canaan issued 51,232 shares of its common stock to one of its officers in exchange for a $32,851 promissory note. The note earned interest at the annual rate equal to the discount rate charged by the New York Federal Reserve Bank, re-determined semi-annually, and was secured by the common stock. The note matured in November 2000; however, it allowed Canaan to forgive the note as services were provided by the officer over the term of the note. Canaan forgave $10,951 in 2000 and $10,950 of the note in 1999 and 1998. The note is reflected in the accompanying balance sheets and statements of stockholders' equity as a stock subscription receivable. Compensation expense was recorded pro ratably over the term of the note. The shares issued to the officer have rights equal to Canaan's other common shares. Canaan estimated the fair value of the shares issued to the officer exceeded the principal balance of the promissory note by $13,000, which was recorded as additional compensation expense in 1998.

15.  Oil and Natural Gas Operations

   The following table reflects the costs incurred in oil and natural gas property acquisition and development activities:

                                     Year ended December 31,
                                 --------------------------------
                                    2001        2000       1999
                                 ----------- ----------- --------
               Acquisition costs $ 5,669,532 $51,857,378 $  6,094
               Development costs  15,982,657   2,135,315  894,028

  Results of Operations for Oil and Natural Gas Activities

   Below is a summary of results of operations for oil and natural gas producing activities. The results do not include any allocation of Canaan's general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of its oil and natural gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and natural gas sales after deducting costs, including depreciation and amortization and considering permanent differences (for 1999 including partnership income which was not subject to corporate income taxes), tax credits and allowances related to oil and natural gas producing activities.

                                                                 Year ended December 31,
                                                         --------------------------------------
                                                             2001         2000         1999
                                                         ------------  -----------  -----------
Oil and natural gas sales............................... $ 28,381,315  $17,991,577  $10,915,499
Production and operating expenses.......................   (6,388,229)  (3,547,279)  (2,399,785)
Depreciation and amortization...........................   (7,228,307)  (2,850,321)  (2,581,614)
Reduction in carrying value of oil and natural gas
  properties............................................  (21,748,000)          --           --
Income tax benefit (expense)............................    2,653,624   (4,044,000)     (16,000)
                                                         ------------  -----------  -----------
Results of operations from oil and natural gas producing
  activities............................................ $ (4,329,597) $ 7,549,977  $ 5,918,100
                                                         ------------  -----------  -----------
Depreciation and amortization per equivalent Mcf of
  production............................................ $       0.95  $      0.57  $      0.56
                                                         ============  ===========  ===========

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


16.  Supplemental Information on Oil and Natural Gas Operations (Unaudited)

   The following supplemental unaudited information regarding the oil and natural gas activities of Canaan is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

  Quantities of Oil and Natural Gas Reserves

   Set forth below is a summary of the changes in the net quantities of crude oil and natural gas and reserves for each of the years in the three-year period ended December 31, 2001. Canaan's proved reserves at December 31, 2001, 2000 and 1999, were calculated by the independent petroleum consultants of Netherland, Sewell & Associates, Inc. There are many uncertainties inherent in estimating reserve quantities and in projecting future production rates and the timing of future development cost expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.

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

  Changes in Proved Reserves

                                                            Natural Gas
                                                 Oil (Bbls)    (Mcf)
                                                 ---------- -----------
         Proved reserves as of December 31, 1998   995,000  36,152,000
          Extensions and discoveries............    89,000     284,000
          Revisions of previous estimates.......   461,000   4,661,000
          Purchases of reserves.................    51,000     166,000
          Production............................  (153,000) (3,717,000)
                                                 ---------  ----------
         Proved reserves as of December 31, 1999 1,443,000  37,546,000
          Extensions and discoveries............    55,000   1,605,000
          Revisions of previous estimates.......    31,000   9,445,000
          Purchases of reserves.................   584,000  50,168,000
          Production............................  (143,000) (4,137,000)
                                                 ---------  ----------
         Proved reserves as of December 31, 2000 1,970,000  94,627,000
          Extensions and discoveries............    66,000   4,162,000
          Revisions of previous estimates.......  (513,000) (8,380,000)
          Purchases of reserves.................    18,000   2,879,000
          Production............................  (181,000) (6,562,000)
                                                 ---------  ----------
         Proved reserves as of December 31, 2001 1,360,000  86,726,000
                                                 =========  ==========
         Proved developed reserves as of
          December 31, 1998.....................   897,000  31,120,000
          December 31, 1999..................... 1,184,000  30,281,000
          December 31, 2000..................... 1,727,000  72,393,000
          December 31, 2001..................... 1,225,000  65,453,000

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


  Standardized Measure of Discounted Future Net Cash Flows:

   The following table reflects the standardized measure of discounted future net cash flows relating to Canaan's interest in proved reserves:

                                                                  December 31,
                                                   ------------------------------------------
                                                       2001           2000           1999
                                                   -------------  -------------  ------------
Future cash inflows............................... $ 249,173,000  $ 954,174,000  $112,692,000
Future development costs..........................   (20,635,000)   (20,158,000)   (4,601,000)
Future production costs...........................  (109,987,000)  (168,691,000)  (37,667,000)
Future income tax expense.........................   (24,574,000)  (252,588,000)  (18,682,000)
                                                   -------------  -------------  ------------
Future net cash flows.............................    93,977,000    512,737,000    51,742,000
10% discount to reflect timing of cash flows......   (44,268,000)  (262,006,000)  (23,782,000)
                                                   -------------  -------------  ------------
Standardized measure of discounted future net cash
  flows........................................... $  49,709,000  $ 250,731,000  $ 27,960,000
                                                   =============  =============  ============

   Future cash inflows are computed by applying year-end prices for each year presented (averaging $18.48 and $26.10 per barrel of oil, adjusted for transportation and other charges, and $2.58 and $9.54 per Mcf of natural gas at December 31, 2001 and 2000, respectively) to the respective year-end quantities of proved reserves, except where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of each year, based on respective year-end costs and assuming continuation of existing economic conditions.

   Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits and allowances relating to proved oil and natural gas reserves.

   Principal changes in the standardized measure of discounted future net cash flows attributable to Canaan's proved reserves are as follows:

                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                     2001           2000          1999
                                                                 -------------  -------------  -----------
Beginning balance............................................... $ 250,731,000  $  27,960,000  $20,111,000
Sales of oil and natural gas, net of production costs...........   (21,993,000)   (14,444,000)  (8,283,000)
Net changes in year-end sales prices and production costs.......  (301,932,000)   122,588,000   11,687,000
Extensions and discoveries, net of future development costs.....     2,022,000      6,052,000    1,473,000
Revisions of previous estimates, net of future development costs    (9,063,000)    36,346,000    7,579,000
Development costs incurred during the period which reduced
  future development costs......................................     2,814,000        400,000       57,000
Purchase of reserves, net of future development costs...........     1,678,000    193,367,000      629,000
Sales of reserves in place, net of future development costs.....            --             --           --
Accretion of discount...........................................    37,425,000      3,806,000    2,349,000
Net change in income taxes......................................   110,519,000   (113,414,000)  (6,724,000)
Other, primarily timing.........................................   (22,492,000)   (11,930,000)    (918,000)
                                                                 -------------  -------------  -----------
Ending balance.................................................. $  49,709,000  $ 250,731,000  $27,960,000
                                                                 =============  =============  ===========

                           CANAAN ENERGY CORPORATION

                       December 31, 2001, 2000 and 1999


16.  Quarterly Results (Unaudited)

   Following is a summary of the unaudited interim results of operations for the years ended December 31, 2001 and 2000:

                                                      Second      Third       Fourth
                                       First Quarter  Quarter    Quarter      Quarter      Full Year
                                       ------------- ---------- ----------  ------------  -----------
2001
Revenues..............................  $11,421,012  $7,347,687 $4,492,919  $  5,119,697  $28,381,315
Net earnings (loss)...................  $ 3,730,832  $1,469,415 $ (349,524) $(13,740,189) $(8,889,466)
                                        ===========  ========== ==========  ============  ===========
Net earnings (loss) per share -- basic
  and diluted.........................  $      0.76  $     0.30 $    (0.07) $      (2.91) $     (1.83)
                                        ===========  ========== ==========  ============  ===========
2000
Revenues..............................  $ 3,120,716  $3,729,593 $3,042,317  $  8,098,951  $17,991,577
Net earnings (loss)...................  $ 1,112,464  $1,925,645 $  990,700  $ (2,009,300) $ 2,019,509
                                        ===========  ========== ==========  ============  ===========
Net earnings (loss) per share -- basic
  and diluted.........................  $      0.31  $     0.53 $     0.27  $      (0.44) $      0.52
                                        ===========  ========== ==========  ============  ===========

   During the fourth quarter of 2000, Canaan recognized $1,350,686 of merger costs and approximately $3,387,000 of deferred income tax expense. Both items resulted from the combination transactions that occurred on October 23, 2000.

   During the fourth quarter of 2001, Canaan recognized $21,748,000 ($13,484,000, net of tax) of reductions in carrying value of oil and natural gas properties.

                               INDEX TO EXHIBITS

Exhibit
Number                                               Description
------                                               -----------

 2.1     --Plan of Combination, dated as of February 11, 2000, by and between the Registrant, Coral
           Reserves, Inc., Coral Reserves Energy Corp., Indian Oil Company, Canaan Securities, Inc. and
           the Partnerships

 2.1(a)  --Amendment No. 1 to Plan of Combination dated May 5, 2000.

 2.1(b)  --Amendment No. 2 to Plan of Combination dated July 20, 2001

 2.2     --Agreement and Plan of Merger dated February 15, 1999, Between Registrant, Indian Oil
           Company, Coral Reserves, nc. and Coral Reserves Energy Corp. and First Amendment dated
           February 15, 1999.

 3.1(a)  --Amended and Restated Certificate of Incorporation of Registrant.

 3.1(b)  --Amended and Restated Bylaws of the Registrant.

 3.1(c)  --Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant and
           filed herewith

 4.1     --Rights Agreement dated as of March 13, 2002 (UMB Bank, N.A. as rights agent) (incorporated by reference to Exhibit 99.2 of Form 8-K dated March 18, 2002).

 10.1**  --Stock Option Plan of the Registrant.

 10.2    --Form of Indemnification Agreement by and between the Registrant and non-employee directors.

 10.3**  --Form of Change of Control Agreement (revised and supercedes the previously filed form) by and between the Registrant and executive officers (Messrs. Woodard, Penton, Mewbourn and Henson)
           and filed herewith.

 10.4    --Shareholders' Agreement between Registrant and shareholders of Registrant and certain former shareholders of Indian Oil Company.

 10.5    --Restated and Consolidated Credit Agreement dated October 23, 2000 by and between the
           Registrant and a lending group lead by Bank One, Oklahoma, N.A. (Incorporated by reference to
           Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on November 6, 2000)

 10.5(a) --First Amendment to Restated and Consolidated Credit Agreement dated October 9, 2001 by and between the Registrant and a lending group lead by Bank One, Oklahoma, N.A. as filed herewith.

 10.5(b) --Second Amendment to Restated and Consolidated Credit Agreement dated November 21, 2001 by and between the Registrant and a lending group lead by Bank One, Oklahoma, N.A. (incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K filed with the SEC on January 15, 2002)

 10.6    --Stock Purchase Agreement among Coral Reserves Group, Ltd., Coral Reserves, Inc., Coral
           Reserves Energy Corp. and Michael Mewbourn dated November 30, 1998 (Exhibit 10.10 in
           Form S-4)

 10.7**  --Employment Agreement dated November 1, 2000 between Anthony "Skeeter" Lasuzzo and
           Canaan Energy Corporation (incorporated by reference to Exhibit 10.7 in the Registrant's Form
           10-K filed with the SEC for the year ending December 31, 2000).

 10.7(a) --Letter agreement effective March 12, 2002 between Anthony "Skeeter" Lasuzzo and Canaan
           Energy Corporation confirming termination of employment and resignation as a Board member of
           Mr. Lasuzzo and filed herewith.

 10.8    --Office Lease at Leadership Square, Oklahoma City, OK, Between LSQ Investors, L.L.C.
           (Landlord) and Canaan Energy Corporation (Tenant) dated December 4, 2000 (incorporated by reference to Exhibit 10.8 in Registrant's Form 10-K filed with the SEC for the year ending
           December 31, 2000)

Exhibit
Number                                             Description
------                                             -----------

 10.8(a) --First Amendment to Office Lease at Leadership Square, Oklahoma City, OK, between LSQ
           Investors, L.L.C. (Landlord) and Canaan Energy Corporation (Tenant) dated July 18, 2001 and filed herewith.

 10.8(b) --Second Amendment to Office Lease at Leadership Square, Oklahoma City, OK, between LSQ
           Investors, L.L.C. (Landlord) and Canaan Energy Corporation (Tenant) dated October 8, 2001 and filed herewith.

--------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.