Form 10-K/A
period 2001-12-31
CANAAN ENERGY CORP
filed 2002-04-30
CIK 1105747

DRAFT 4/30/2002 12:38 AM


================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K-A
                                [Amendment No. 1]

[Mark One]

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         For the transition period from

                        Commission file number 000-31819

                            Canaan Energy Corporation
             (Exact name of registrant as specified in its charter)

                         Oklahoma                   73-1300132
                (State or other jurisdiction      (I.R.S. Employer
              of incorporation or organization) Identification No.)

              211 North Robinson, Suite 1000N
                  Oklahoma City, Oklahoma
              (Address of principal executive         73102
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

DRAFT 4/30/2002 12:38 AM


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

================================================================================

DRAFT 4/30/2002 12:38 AM



                                TABLE OF CONTENTS

                                    PART III

             10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             11.      EXECUTIVE COMPENSATION
             12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT
             13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        SIGNATURES .....................................................

DRAFT 4/30/2002 12:38 AM


                                  INTRODUCTION

     The purpose of this Form 10-K-A is to file the information required by Part III of the Annual Report on Form 10-K which was originally intended to be incorporated by reference from Registrant's definitive proxy statement to be filed no later than 120 days after December 31, 2001 pursuant to Regulation 14A.

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Directors of the Registrant

     The Board of Directors of the Company has established the size of the Board of Directors as eight members and has divided the Board of Directors into three classes, with terms of office expiring in the third year after the year a member of the Board of Directors is elected to office. Each director holds office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal.

     The following is certain information about each director of the Company:

                                                               Director   Term
                                 Name                   Age     Since   Expires
                            -------------------------   ---    -------- -------
                            Leo E. Woodard ..........    53      1987     2003
                            John K. Penton ..........    45      1987     2002
                            Michael S. Mewbourn .....    47      2000     2004
                            Thomas H. Henson ........    55      2000     2004
                            Mischa Gorkuscha ........    55      2000     2002
                            Randy Harp ..............    46      2000     2003
                            Scott M. Rayburn ........    49      2002     2003
                            Kevin R. White ..........    44      2002     2004

     Leo E. Woodard. Mr. Woodard graduated from the University of Oklahoma in May 1972 with a Bachelor of Science degree in Chemical Engineering. From 1972 to 1977, he was employed in a variety of engineering positions with Exxon Co., U.S.A. From 1977 to 1979, Mr. Woodard was a petroleum engineer with J.M. Huber Corporation in Oklahoma City. From 1979 to 1982, he served as Chief Engineer for Post Petroleum Co., Inc. until he co-founded Wood/Gate Engineering, Inc. in Oklahoma City where he served as President. In 1987, he formed the Company with John K. Penton and served as its President until 1999 when he became Chairman and Chief Executive Officer.

     John K. Penton. Mr. Penton received a Bachelor of Science degree in Economics from Oklahoma City University in 1978 and a Masters of Business Administration degree from Central State University in 1980. Mr. Penton was employed as a petroleum landman by Hunt Energy Corporation in its Oklahoma City office from 1980 through 1984. From 1984 until 1987, Mr. Penton owned and managed an independent exploration company based in Oklahoma City called Newport Resources, Inc. In 1987, he co-founded the Company with Leo Woodard and served as its Vice-President until 1999 when he became President. He also serves as a member of the Board of Directors of the Company.

     Michael S. Mewbourn. Mr. Mewbourn is a graduate of the University of Oklahoma, and received Bachelor of Business Administration degrees in Marketing and Accounting in 1977 and 1980, respectively. He has served as the Company's Vice President -- Finance and Chief Financial Officer since June 1993, and was named Senior Vice President and Chief Financial Officer in 1999. From 1989 to 1993, Mr. Mewbourn worked in private practice as a Certified Public Accountant, which included accounting and tax work performed for the Company as well as the partnerships. From 1985 to 1989, he was with Devon Energy Corporation, Oklahoma City, Oklahoma, where he served as Manager of Financial Accounting. From 1983 to 1985, Mr. Mewbourn was Controller and Treasurer of Sabre Oil and Gas Co., Oklahoma City, Oklahoma, and from 1980 through 1983 was employed by Arthur Young & Company, Oklahoma City, Oklahoma, with various duties including senior auditor. Mr. Mewbourn is a Certified Public Accountant and a member of the Oklahoma Society of Certified Public Accountants.

DRAFT 4/30/2002 12:38 AM

     Thomas H. Henson. Mr. Henson received a Bachelor of Arts degree in Economics from the University of Michigan and a Master of Business Administration degree from Michigan State University. From June 1989 until October 2000, he served as the owner and President of Canaan Securities. After the completion of the Combination Transactions in October 2000, Mr. Henson became Senior Vice President -- Investor Relations and a member of the Board of Directors of the Company.

     Mischa Gorkuscha. Mr. Gorkuscha has served since August 2001 as a Deputy Director of the Omniplex (Kirkpatrick Science and Air Space Museum) in Oklahoma City. From 1998 to 2001, Mr. Gorkuscha was self-employed as a private investor. From 1990 until 1998, he served as Chief Financial Officer of Liberty Bancorp, Inc., a publicly traded bank holding company headquartered in Oklahoma City, Oklahoma, which was acquired in 1998 by Bank One, N.A. Mr. Gorkuscha received a Bachelor of Science degree in Mathematics from the University of Oklahoma in 1968, and a Master of Business Administration from Harvard Business School in 1974. He is a director of several not-for-profit charitable institutions.

     Randy Harp. Mr. Harp became a director of the Company upon completion of the Combination Transactions in October 2000. For more than six years, Mr. Harp has served as an officer and director of Pre-Paid Legal Services, Inc., a publicly traded pre-paid legal insurance company headquartered in Ada, Oklahoma. From 1990 until May 2000, he served as Chief Financial Officer and since 1996 he has served as Chief Operating Officer of Pre-Paid Legal Services, Inc. From 1982 until 1988, Mr. Harp was employed by RATEX Resources, Inc., a then publicly-traded oil and gas exploration company located in Oklahoma City, Oklahoma, serving as its President, Treasurer, Chief Financial Officer and a director. From 1978 until 1981, he was employed by KPMG LLP, Oklahoma City, Oklahoma, with various duties including senior auditor. Mr. Harp received a Bachelor of Science degree in Accounting in 1978 from East Central University, Ada, Oklahoma. Mr. Harp is a Certified Public Accountant.

     Scott M. Rayburn. Mr. Rayburn became a director of the Company in March 2002. Mr. Rayburn received a Bachelor of Business Administration degree in Finance from the University of Oklahoma in 1974 and a J.D. degree from the University of Texas in 1977. He currently is a sole practitioner with over 20 years of experience practicing law representing a diverse clientele in oil and gas, corporate and general business matters. He previously was a shareholder and director in the Oklahoma City law firm of Musser & Bunch, P.C. and a partner in the Oklahoma City law firm of Carson, Rayburn, Hirsch & Mueller. Mr. Rayburn is licensed to practice in the State of Oklahoma and the United States District Court for the Western District of Oklahoma.

     Kevin R. White. Mr. White became a director of the Company in March 2002. Mr. White currently provides financial and strategic corporate development advice on a consulting basis to companies in the energy industry. From 1983 to 2001, he served Louis Dreyfus Natural Gas Corp., formerly Bogert Oil Company, in various management positions, with his last position being Executive Vice President - Corporate Development and Strategic Planning and Secretary. From 1981 to 1982, he was employed as an auditor with Arthur Andersen & Co. and Ernst & Young. Mr. White is a Certified Public Accountant and has B.S. and M.S. degrees from Oklahoma State University. Professional memberships include Oklahoma Independent Petroleum Association (Wildcatter) and the Oklahoma Society of Certified Public Accountants.

Executive Officers of the Registrant

     The executive officers of the Company are as follows:

             Name          Age                 Position
    ----------------------     -------------------------------------------------
    Leo E. Woodard .......  53 Chairman and Chief Executive Officer
    John K. Penton .......  45 President
    Michael S. Mewbourn ..  47 Senior Vice President and Chief Financial Officer
    Thomas H. Henson .....  55 Senior Vice President-- Investor Relations
    Michael D. O'Kelley ..  52 Vice President-- Drilling and Production
    Sue Barnard ..........  57 Secretary

    The executive officers of the Company are elected by the Board of Directors and serve at its discretion. The following is a brief description of the business background of the executive officers that are not members of the Board of Directors of the Company.

DRAFT 4/30/2002 12:38 AM


     Michael D. O'Kelley. Mr. O'Kelley graduated from the University of Oklahoma in May 1981 with a Bachelor of Science in Petroleum Engineering. He served as the Operations Manager from July 1995 when he joined the Company until his election as Vice President --- Drilling and Production in January 2002. From 1979 to 1982, he was an operations engineer for Samedan Oil Corporation. From 1982 to 1986, he worked as a drilling and completion engineer for the Western Oklahoma district of Santa Fe-Andover Oil Company. From 1986 to 1991, he was a consulting petroleum engineer. From 1991 until 1995 he was employed as operations manager of Beard Oil Company, a publicly traded Oklahoma based oil and gas company.

     Sue Barnard. Ms. Barnard's experience in the energy industry includes 15 years with Alexander Energy Corporation in Oklahoma City and its successor, National Energy Group, Inc. in Dallas, from 1982 to 1997. During her tenure with Alexander and National Energy she held various positions in the corporate area with her last position being vice president of administration and corporate secretary with responsibilities for managing investor and shareholder relations, risk management and human resources. After resigning from National Energy, she held the position of paralegal for the corporate securities practice group at McAfee & Taft (law firm) in Oklahoma City from 1997 to 2000. She was elected corporate secretary for Canaan in October 2000. Her current responsibilities include shareholder relations, risk management and human resources. Professional memberships include the American Society of Corporate Secretaries.

Significant Employees of the Registrant

     The following individuals are not executive officers but make significant contributions to the Company:

                   Name           Age                Position
          ----------------------  ---  ----------------------------------------
          S. Mark Cain .........  38   Exploitation Manager
          Chris M. Kidd ........  47   Manager of Acquisitions and Divestitures
          Jan Milanowski .......  42   Manager of Oil and Gas Sales
          John W. Mitchell .....  44   Controller and Chief Accounting Officer
          Robert M. Portman ....  45   Land Manager

     The following is a brief description of the business background of each of our key managers:

     S. Mark Cain. Mr. Cain graduated from Louisiana Tech University in May 1986 with a Bachelor of Science degree in Petroleum Engineering. From 1986 to 1990, he was employed as a reservoir engineer with Exxon Company, U.S.A. in Houston, Texas. In August 1990, he left Exxon to join the consulting firm of Netherland, Sewell and Associates, Inc. (NSAI) in Dallas, Texas. In 1998, he became a Vice President and Team Leader at NSAI. In January 2001, he joined Canaan Energy Corporation as Reservoir Engineering Manager. In January 2002, Mr. Cain became Canaan's Exploitation Manager and his responsibilities were expanded to include management of the geologic department. Mr. Cain is a registered professional engineer in the state of Texas and member of the Society of Petroleum Engineers.

     Chris M. Kidd. Mr. Kidd graduated from Texas Tech, Lubbock, Texas, in May 1977 with a Bachelor of Business Administration Management. From 1977 to 1981, he held several positions in the banking industry. In 1981, he assumed the position of field landman for Hunt Energy Corporation, Oklahoma City, OK. During his tenure with Hunt Energy, he held various positions including field landman supervisor and staff landman. In 1984, Mr. Kidd went to work for Rosewood Resources, Inc. ("Rosewood") and served, until his resignation in 1998, in various capacities including staff landman, land manager and vice president of land. In February 1999, he became a consultant for Nadel and Gussman ("N&G") to evaluate and acquire producing oil and gas properties. At both Rosewood and N&G, he was responsible for sourcing and acquiring multiple-state oil and gas properties, primarily through negotiated sales. Mr. Kidd has attended acquisition-networking functions and organizational meetings in Houston, Denver, Midland, Oklahoma City and Dallas and maintains business development contacts to create new business development opportunities.

     Jan Milanowski. Ms. Milanowski is a graduate of the University of Oklahoma and received a Bachelor of Business Administration in Petroleum Land Management in 1983. She joined the Company in August 1991 and serves as Manager, Oil and Gas Sales. Her responsibilities include marketing of the Company's oil and gas

DRAFT 4/30/2002 12:38 AM


production and the negotiation and administration of sales contracts. From 1989 through 1991, Ms. Milanowski served as a consultant in various marketing and land capacities for several independent and major oil companies. From 1983 through 1989, she was employed as a petroleum landman and gas contracts supervisor by Yale Oil Association, Inc., in Oklahoma City. Ms. Milanowski is a member of the Natural Gas Association of Oklahoma.

     John W. Mitchell. Mr. Mitchell graduated from the University of Oklahoma in 1980 with the degree of Bachelor of Accountancy. He currently serves as the Controller and Chief Accounting Officer of Canaan, and has been employed by the Company since July 1996. From 1992 to 1996, Mr. Mitchell served as the Vice President of Finance for The American Education Corporation. He held the position of Controller for Park Avenue Exploration Corp. in Oklahoma City from 1991 to 1992. Previous to this, Mr. Mitchell was employed by Woods Petroleum Corp. from 1982 to 1991, serving in various capacities, the latest being the Manager of Financial Reporting. Peat Marwick & Co. employed Mr. Mitchell as an auditor, upon his graduation in 1980. Mr. Mitchell is a Certified Public Accountant and a member of the Oklahoma Society of Certified Public Accountants.

     Robert M. Portman. Mr. Portman is a graduate of the University of Oklahoma where he received a Bachelor of Business Administration degree in Finance in 1980 and completed postgraduate studies in Petroleum Land Management in 1981. He was employed by TXO Production Corp. in its Oklahoma City and Ft. Smith, Arkansas offices from May 1981 until October 1990. In October 1990, Mr. Portman accepted a position with Enron Oil & Gas Company, now EOG Resources, Inc., and eventually became Division Land Manager of its mid-continent office in Oklahoma City. He held that position until March 2001 when he became Land Manager for the Company. Mr. Portman is a member of the American Association of Petroleum Landmen, the Oklahoma City Association of Petroleum Landmen and the Oklahoma Independent Producers Association.

ITEM 11.   Executive Compensation

     The following table sets forth for the periods indicated compensation paid by the Company and its subsidiaries to the chief executive officer and each other executive officer of the Company whose compensation exceeded $100,000 during 2001. Such individuals are hereinafter referred to as the "named executive officers."

Summary Compensation Table

                                                         Annual Compensation
                                               --------------------------------------
                                                                       Other Annual       All Other
           Name and Principal Position   Year   Salary     Bonus(1)   Compensation(2)  Compensation(3)
          ----------------------------   ----  ---------   --------   ---------------  ---------------
          Leo E. Woodard .............   2001  $300,000    $    --        $   --           $35,000
            Chairman and Chief           2000   299,926     155,685        22,809           30,000
            Executive Officer            1999   150,000     100,000        29,481           24,000

          John Penton ................   2001   300,000         --                          35,000
            President                    2000   299,792     155,685        22,809           30,000
                                         1999   150,000     100,000        29,481           24,000

          Michael S. Mewbourn ........   2001   120,000         --            --            18,000
            Senior Vice President and    2000   120,000      16,388           --            31,397
            Chief Financial Officer      1999   100,800       6,017           --            26,963

          Anthony Lasuzzo (4) ........   2001   170,000                       --
                                         2000    28,333      80,000           --               --
                                         1999       --          --            --               --

          Thomas H. Henson ...........   2001   120,000         --            --            18,000
             Senior Vice President ---   2000    20,000         --            --               --
             Investor Relations          1999       --          --            --               --

--------------------

     (1) Bonuses paid in 2000 and 1999 were determined based on the amount of available year-end cash and the relative responsibilities of Messrs. Woodard and Penton, who received equal amounts because their responsibilities are considered equal. Mr. Mewbourn's amount was based primarily on relative responsibility pursuant to an arms length negotiated agreement. Mr. Lasuzzo received an $80,000 signing bonus in November 2000 pursuant to an arms length negotiated employment agreement. No bonuses were paid in 2001.

DRAFT 4/30/2002 12:38 AM



     (2) For years 2000 and 1999, the amounts include cash distributions to Messrs. Woodard and Penton as additional general partners of the partnerships (see description of combination transactions discussed on Part I, Item 1., page 1 of Form 10-K for the year ending December 31,
          2001).

     (3) Includes amounts contributed by the Company for the account of the named executive officers under Canaan's tax qualified profit sharing plan for the benefit of all employees ("profit sharing plan") and for Mr. Mewbourn, in 2000 and 1999, $10,939 was included in each year for debt forgiveness in connection with indebtedness incurred to purchase stock of the Company. Excludes $25,500 contributed by the Company to the non-vested account of Mr. Lasuzzo under the profit sharing plan, which amount was forfeited upon his termination in March 2002.

     (4) Mr. Lasuzzo served the Company as Senior Vice President and Chief Operating Officer from the completion of the combination transactions in October 2000 until his termination of employment and resignation as a member of the Board of Directors effective March 12, 2002.

Compensation of Directors

     Each director who is not an employee of the Company or any affiliate of the Company receives a fee of $500 per meeting attended either in person or telephonically and is reimbursed for expenses in connection with attendance at meetings of the Board of Directors and the committees on which they serve. Each non-employee director also receives i) a monthly retainer of $500 and ii) an exercisable option to acquire 100 shares of Common Stock at the closing sale price of the Company's Common Stock on the date of grant.

Stock Options

     No stock options were granted to the named executive officers during the year ended December 31, 2001.

     The following table provides information with respect to the named executive officers concerning the exercise of options during the year ended December 31, 2001 and unexercised options held as of December 31, 2001.

                   Option Exercises and Year-end Value Table

                                                            Number of Securities        Value of Unexercised
                                                            Underlying Options at      In-the-Money Options at
                                                              December 31, 2001         December 31, 2001 (1)
                                    Shares              ---------------------------- ---------------------------
                                   Acquired     Value
                  Name            on Exercise Realized   Exercisable   Unexercisable Exercisable   Unexercisable
          ---------------------- ------------ --------- ------------   ------------- -----------   -------------
          Leo E. Woodard .......      --                   25,000        75,000       $ 34,500       $  103,500
          John Penton ..........      --           --      25,000        75,000         34,500          103,500
          Michael S. Mewbourn ..      --           --      18,750        56,250         25,875           77,625
          Thomas H. Henson .....      --           --      18,750        56,250         25,875           77,625
          Anthony Lasuzzo (2) ..      --           --      25,000           --          34,500              --

----------

     (1) Value of unexercised in-the-money options at December 31, 2001 is calculated based on the market price per share of Common Stock of $10.82 per share on December 31, 2001 less the option exercise price.

     (2) Mr. Lasuzzo's exercisable options may be exercised at anytime until June 12, 2002, at which time any unexercised options expire. The table does not include non-vested options to purchase 25,000 shares that were forfeited upon his termination on March 12, 2002.

Termination of Employment and Change In Control Arrangements

     The Company has entered into agreements with Messrs. Woodard, Penton, Mewbourn, and Henson providing for the payment of severance benefits upon involuntary termination of such persons, other than for cause, within two years after a Change in Control (as defined in these agreements) of the Company, including constructive termination as a result of changes in duties or reduction of compensation. The agreements are intended to promote the retention of these officers by providing them with an extra measure of financial security in the event of a Change of Control of the Company. In the event of involuntary termination within two years after a Change in Control, the agreements provide that the officers will receive a lump sum severance payment equal to three times the officers' annual

DRAFT 4/30/2002 12:38 AM


compensation defined as annual salary immediately prior to the Change in Control plus the highest annual bonus received by the officer in the three years immediately preceding the Change in Control or any lesser period the officer has been employed by the Company. No amounts are payable by the Company under these agreements unless a Change in Control occurs and the Change in Control is followed within two years by the involuntary termination of the officer. The amounts payable under the agreements are subject to a limitation that the amounts paid may in no event be greater than the amount that would be deductible by the Company under applicable Internal Revenue Code (golden parachute) payment limitations, after taking into consideration all payments to the officer covered by such limitation, which would include payments deemed to have been received due to any acceleration of vesting of stock options or other benefits.

     In connection with the proposed acquisition of the Company by Chesapeake Energy Corporation, an Oklahoma corporation ("Chesapeake"), Chesapeake agreed that the amounts payable under these Change of Control agreements would be paid at the closing of the acquisition. It is not anticipated that any of Messrs. Woodard, Penton, Mewbourn or Henson will be employed after the closing.

Employment Agreement

     Mr. Lasuzzo, former Senior Vice President and Chief Operating Officer of the Company was terminated without cause and resigned as a member of the Board of Directors effective March 12, 2002. Pursuant to his employment agreement with the Company which provided for employment to continue for a period of five years from November 1, 2000, if terminated without cause, Mr. Lasuzzo will continue to receive on a bi-monthly basis his base salary of $170,000 per year for the remaining term of his agreement ending October 31, 2005. Pursuant to the terms of the agreement, the Company granted to Mr. Lasuzzo a stock option to purchase 50,000 shares of the Company's Common Stock, one-half of which was immediately exercisable on the date of grant, November 27, 2000 and remains exercisable until June 12, 2002 (90 days after termination of employment). The non-vested portion of the option was forfeited on March 12, 2002. The option price is the fair market value of the Common Stock on the date of grant, which is $9.44.

Shareholder Return Performance

     Set forth below is a line graph comparing the percentage change in the cumulative total shareholder returns on the Company's Common Stock against the cumulative total shareholder returns of the S&P 500 Index and the Dow Jones Oil Secondary Index (the "Indices") for the period between October 26, 2000, the first day of trading of the Common Stock on the NASDAQ National Market System, and December 31, 2001 and 2000. The line graph assumes a $100 investment in the Company's Common Stock and in each of the Indices on October 31, 2000 and that any dividends were reinvested. The graph is presented in accordance with the requirements of the Securities and Exchange Commission ("SEC").

                              [PERFORMANCE CHART]


     ----------------------------------------------------------------------------------------
                                       October 26, 2000  December 31, 2000  December 31, 2001
                                       ----------------  -----------------  -----------------
     Canaan Energy Corporation              $100.00          $ 87.13            $ 85.70
     S&P 500                                 100.00            93.06              85.46
     Dow Jones U.S. Oil, Secondary           100.00           122.48             111.57


Compensation Report on Executive Compensation

     The Board of Directors of the Company (the "Board") establishes the compensation of the executive officers of the Company and has not established a standing compensation committee. Messrs. Woodard and Penton participated in the decision-making process with respect to each of their compensation and the compensation of Messrs. Mewbourn and Henson and Ms. Barnard in 2001.

DRAFT 4/30/2002 12:38 AM



     The base salaries of all of the executive officers, including Messrs. Woodard and Penton, reflect the Board's subjective assessment of the respective executive officer's experience and potential contribution to the Company's financial and operational objectives. The remaining terms of the agreement between the Company and Mr. Lasuzzo are described elsewhere herein (see "Employment Agreement") and were determined through negotiations with him at the time the employment agreement was executed.

     The Company maintains a tax qualified profit sharing plan pursuant to which the Company makes annual discretionary contributions for the benefit of all eligible employees, including the executive officers, based on a percentage of covered compensation.

     The Company maintains a 2000 Stock Option Plan (the "Plan") pursuant to which the Company may grant options to purchase Common Stock to employees of the Company, including the executive officers. In authorizing option awards under the Plan to executive officers, the Board considers various factors including the relative responsibilities of the optionee, the Board's subjective evaluation of the optionee's performance, and the optionee's relative equity interest in the Company in the form of stock and options. The Board considers stock options to be an important element of the Company's incentive compensation policies.

     The preceding report is presented by each of the current members of the Board of Directors.

          Leo E. Woodard          John K. Penton           Scott M. Rayburn
          Thomas H. Henson        Michael S. Mewbourn      Kevin R. White
          Mischa Gorkuscha        Randy Harp


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 26, 2002 by (i) each director, (ii) each of the named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. Unless otherwise indicated, all owners have sole voting and dispositive power over the shares listed as beneficially owned.

                                                             Beneficial Ownership
                                                            -----------------------
                                                             Number of   Percentage
                        Beneficial Owner                      Shares      of Total
     -----------------------------------------------------  ----------   ----------
     Chesapeake Energy Corporation (1) ...................    333,149        7.65%
     Leo E. Woodard (2) ..................................    517,072       11.81%
     John Penton (2) .....................................    518,072       11.83%
     Thomas H. Henson (3) ................................    148,862        3.40%
     Michael S. Mewbourn (3) .............................     69,772        1.60%
     Michael D. O'Kelley (4) .............................      2,188        0.05%
     Sue Barnard (5) .....................................        625        0.01%
     Mischa Gorkuscha (6) ................................      1,100        0.03%
     Randy Harp (6) ......................................        100          --
     Scott M. Rayburn (6) ................................        100          --
     Kevin R. White (6) ..................................        100          --
                                                            ---------      ------
     All executive officers and directors as a group (10
       persons) (7) ......................................  1,257,991       28.31%
                                                            =========      ======

----------

(1) The address of Chesapeake Energy Corporation (the "owner") is 6100 North Western Avenue, Oklahoma City, OK 73118. The information is based on Amendment No. 3 to Schedule 13D as filed with the SEC on April 23, 2002 reporting that the Company and the owner had entered into an Agreement and Plan of Merger on April 19, 2002 whereby the owner would acquire all the Common Stock of the Company for $18.00 cash (the "merger agreement"). Concurrent with the execution of the merger agreement, the Company's directors who own Common Stock (Messrs. Woodard, Penton, Henson, Mewbourn and Gorkuscha), aggregately owning 1,167,278 shares of Common Stock (exclusive of exercisable stock options), entered into an Agreement and Limited

DRAFT 4/30/2002 12:38 AM


     Irrevocable Proxy (the "limited proxy"). Pursuant to the limited proxy, each of the directors of the Company agreed to vote their respective Company Common Stock in favor of the adoption of the merger agreement and appointed Aubrey K. McClendon, Chairman of the Board of Chief Executive Officer of the owner, Tom L. Ward, President and Chief Operating Officer of the owner, and Marcus C. Rowland, Executive Vice President and Chief Financial Officer of the owner, as his or her true and lawful proxy and attorney-in-fact for the purpose of adopting the merger agreement. The owner disclaims beneficial ownership of the 1,167,278 shares covered by the limited proxy. The shares listed exclude those shares subject to the limited proxy.

(2) The business address of Messrs. Woodard and Penton is 211 North Robinson, Suite N1000, Oklahoma City, OK 73102. The shares listed include exercisable options to acquire 25,000 shares each pursuant to the Company's stock option plan.

(3) The shares listed include exercisable options to acquire 18,750 shares each pursuant to the Company's stock option plan.

(4) The shares listed include an exercisable option to acquire 2,188 shares pursuant to the Company's stock option plan.

(5) The shares listed include an exercisable option to acquire 625 shares pursuant to the Company's stock option plan.

(6) The shares listed include exercisable options to acquire 100 shares each pursuant to the Company's stock option plan.

(7)  Includes exercisable options to purchase 90,713 shares.

Compliance with Section 16 Reporting Requirements

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the SEC. The Company is required to disclose delinquent filings of reports by such persons.

     Based on a review of the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% shareholders were met during 2001.

Change in Control

     On April 19, 2002, the Company and Chesapeake entered into a merger agreement pursuant to which Chesapeake will acquire for $18.00 cash per share all the Common Stock of Canaan. The merger, if consummated, will be deemed a Change in Control of the Company. (See Item 11, Termination of Employment and Change in Control Arrangements.)

ITEM 13.   Certain Relationships and Related Transactions

     Mr. Gorkuscha was engaged by the Company to assist in the development of a corporate budget, implementation of accounting policies and procedures and to assist with other elements of the Company's infrastructure during 2001. For those services, he was paid $27,750 during 2001. The services provided by Mr. Gorkuscha were discontinued during the fourth quarter of 2001.

     Mr. Rayburn began providing legal services to the Company as a sole practitioner on a consulting and retainer basis in October 2001. Before October 2001, he was a shareholder and director in the Oklahoma City law firm of Musser & Bunch, P.C., which provided legal services to the Company. For services rendered as a sole practitioner by Mr. Rayburn during 2001 and 2002, the Company paid him $8,536 and

DRAFT 4/30/2002 12:38 AM


$20,685, respectively. For services to the Company and billed by the firm with which he was formerly associated, the Company was billed $21,822 during 2001. The Company also provides Mr. Rayburn office space. The Company expects to continue to receive legal services from Mr. Rayburn in 2002.

     In February 2002, Mr. White was hired by the Company to provide financial and strategic corporate development advice on a consulting and retainer basis. Through April 2002, he had been paid $22,500 for those services. Mr. White's services to the Company are expected to continue after April 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                          CANAAN ENERGY CORPORATION

                                          By                /s/ LEO E. WOODARD
                                            ----------------------------------
                                                                Leo E. Woodard
                                          Chairman and Chief Executive Officer

April 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                     Title                      Date
     -------------------------  ----------------------------      --------------
     /s/ LEO E. WOODARD         Chairman and Chief Executive      April 30, 2002
     ------------------          Officer
     Leo E.Woodard

     /s/ JOHN K. PENTON         President and Director            April 30, 2002
     ------------------
     John K. Penton

     /s/ MICHAEL S. MEWBOURN    Senior Vice President, Chief      April 30, 2002
     -----------------------     Financial Officer and Director
     Michael S. Mewbourn

     /s/  JOHN W. MITCHELL      Controller and Chief              April 30, 2002
     ---------------------       Accounting Financial Officer
     John W. Mitchell

     /s/ THOMAS H. HENSON       Officer and Director              April 30, 2002
     --------------------
     Thomas H. Henson

     /s/ MISCHA GORKUSCHA       Director                          April 30, 2002
     --------------------
     Mischa Gorkuscha

     /s/ RANDY HARP             Director                          April 30, 2002
     ---------------
     Randy Harp

     /s/ SCOTT M. RAYBURN       Director                          April 30, 2002
     --------------------
     Scott M. Rayburn

     /s/ KEVIN R. WHITE         Director                          April 30, 2002
     ------------------
     Kevin white