Form 10-K/A
period 2001-12-31
CANAAN ENERGY CORP
filed 2002-05-07
CIK 1105747

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K-A
                                [Amendment No. 2]

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

        SIGNATURES .....................................................

REASON FOR AMENDMENT NO. 2 TO FORM 10-K-A

     Amendment No. 2 to Form 10-K-A is necessary because our filing agent failed to remove the "Draft" headers from the definitive version of Amendment No. 1 to Form 10-K-A. The purpose of Amendment No. 2 is to remove the erroneous headers only. This filing makes no other changes to Amendment No. 1.

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

     Jan Milanowski. Ms. Milanowski is a graduate of the University of Oklahoma and received a Bachelor of Business Administration in Petroleum Land Management in 1983. She joined the Company in August 1991 and serves as Manager, Oil and Gas Sales. Her responsibilities include marketing of the Company's oil and gas production and the negotiation and administration of sales contracts. From 1989 through 1991, Ms. Milanowski served as a consultant in various marketing and land capacities for several independent and major oil companies. From 1983 through 1989, she was employed as a petroleum landman and gas contracts supervisor by Yale Oil Association, Inc., in Oklahoma City. Ms. Milanowski is a member of the Natural Gas Association of Oklahoma.

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

Termination of Employment and Change In Control Arrangements

     The Company has entered into agreements with Messrs. Woodard, Penton, Mewbourn, and Henson providing for the payment of severance benefits upon involuntary termination of such persons, other than for cause, within two years after a Change in Control (as defined in these agreements) of the Company, including constructive termination as a result of changes in duties or reduction of compensation. The agreements are intended to promote the retention of these officers by providing them with an extra measure of financial security in the event of a Change of Control of the Company. In the event of involuntary termination within two years after a Change in Control, the agreements provide that the officers will receive a lump sum severance payment equal to three times the officers' annual compensation defined as annual salary immediately prior to the Change in Control plus the highest annual bonus received by the officer in the three years immediately preceding the Change in Control or any lesser period the officer has been employed by the Company. No amounts are payable by the Company under these agreements unless a Change in Control occurs and the Change in Control is followed within two years by the involuntary termination of the officer. The amounts payable under the agreements are subject to a limitation that the amounts paid may in no event be greater than the amount that would be deductible by the Company under applicable Internal Revenue Code (golden parachute) payment limitations, after taking into consideration all payments to the officer covered by such limitation, which would include payments deemed to have been received due to any acceleration of vesting of stock options or other benefits.

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