Form 10-Q
period 2002-03-31
CANAAN ENERGY CORP
filed 2002-05-15
CIK 1105747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At May 15, 2002, Canaan Energy Corporation had outstanding 4,353,646 shares of Common Stock, par value $.01

                          Part I. Financial Information
                          Item 1. Financial Statements

                           CANAAN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,    December 31,
                                                                                  2002           2001
                                                                              ------------   ------------
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  2,370,022   $  2,579,843
   Accounts receivable                                                           3,462,872      3,783,670
   Income tax receivable                                                         2,756,021      2,534,000
   Other assets                                                                     54,716         22,157
                                                                              ------------   ------------
     Total current assets                                                        8,643,631      8,919,670
                                                                              ------------   ------------
Property and equipment, at cost, based on the full cost method
   of accounting for oil and natural gas properties                            117,217,937    115,809,831
     Less accumulated depreciation and amortization                            (51,046,576)   (49,357,756)
                                                                              ------------   ------------
                                                                                66,171,361     66,452,075

Other assets                                                                       128,250        148,500
                                                                              ------------   ------------
     Total assets                                                             $ 74,943,242   $ 75,520,245
                                                                              ============   ============
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable:
     Trade                                                                    $  1,768,231   $  2,792,294
     Revenue and royalties due to others                                         1,850,201      1,796,019
   Accrued expenses                                                                479,622        377,878
                                                                              ------------   ------------
     Total current liabilities                                                   4,098,054      4,966,191
                                                                              ------------   ------------

Long-term debt                                                                  42,764,683     42,264,683
Fair value of derivative instruments                                             1,073,125              -
Other long-term liabilities                                                        436,005              -
Deferred income taxes                                                            7,179,597      7,587,385


Stockholders' equity:
   Common stock, $0.01 par value                                                    49,318         49,318
   Additional paid-in capital                                                   57,027,781     57,027,781
   Treasury stock, at cost, 578,169 shares in 2002 and 2001                     (6,885,509)    (6,885,509)
   Retained earnings (accumulated deficit)                                     (30,134,475)   (29,489,604)
   Accumulated other comprehensive loss                                           (665,337)             -
                                                                              ------------   ------------
     Total stockholders' equity                                                 19,391,778     20,701,986
                                                                              ------------   ------------
     Total liabilities and stockholders' equity                               $ 74,943,242   $ 75,520,245
                                                                              ============   ============

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended March 31,
                                                    2002               2001
                                                 -----------       -----------
                                                         (unaudited)
Revenues:
   Oil and natural gas sales                     $ 4,605,014       $11,421,012

Costs and expenses:
   Lease operating                                 1,157,875         1,097,989
   Production taxes                                  266,165           828,005
   Depreciation, depletion and amortization        1,688,820         1,725,234
   General and administrative expenses             2,046,652         1,079,411
   Interest expense                                  503,932           829,969
                                                 -----------       -----------
        Total costs and expenses                   5,663,444         5,560,608
                                                 -----------       -----------

Other income, principally interest                    18,316           126,428
                                                 -----------       -----------
Earnings before income taxes                      (1,040,114)        5,986,832

Income tax expense (benefit)                        (395,243)        2,256,000
                                                 -----------       -----------

Net earnings (loss)                              $  (644,871)      $ 3,730,832
                                                 ===========       ===========
Earnings (loss) per average common share
   outstanding - basic                           $     (0.15)      $      0.76
                                                 ===========       ===========
Earnings (loss) per average common share
   outstanding - diluted                         $     (0.15)      $      0.76
                                                 ===========       ===========
Weighted average common shares outstanding -
     basic                                         4,353,646         4,916,315
                                                 ===========       ===========
Weighted average common shares outstanding -
     diluted                                       4,353,646         4,930,655
                                                 ===========       ===========

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Three months ended March 31,
                                                                          2002               2001
                                                                       -----------       -----------
                                                                                 (unaudited)
Net earnings (loss)                                                    $  (644,871)      $ 3,730,832

Other comprehensive income, net of tax:
   Cumulative effect of change in accounting principle                           -        (1,578,899)
   Derivative losses reclassified into oil and natural gas sales                 -           761,726
   Change in fair value of derivative instruments                         (665,337)          525,173
                                                                       -----------       -----------

Comprehensive income (loss)                                            $(1,310,208)      $ 3,438,832
                                                                       ===========       ===========

See accompanying notes to financial statements.

                            CANAAN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months ended March 31,
                                                                          2002             2001
                                                                       -----------      -----------
                                                                               (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                                 $  (644,871)     $ 3,730,832
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation, depletion and amortization                         1,688,820        1,725,234
        Deferred income tax expense (benefit)                             (362,971)         386,000
        Amortization of debt issuance costs                                 20,250           16,611
          Decrease (Increase) in accounts receivable and
               other assets                                                429,189       (2,250,479)
          Decrease in accounts payable, accrued expenses and
               other liabilities                                          (432,132)        (203,816)
                                                                       -----------      -----------
             Net cash provided by operating activities                     698,285        3,404,382
                                                                       -----------      -----------
Cash flows from investing activities -
   Capital expenditures                                                 (1,408,106)      (2,126,721)
                                                                       -----------      -----------
             Net cash used in investing activities                      (1,408,106)      (2,126,721)
                                                                       ------------     -----------
Cash flows from financing activities -
   Borrowings on long-term debt                                            500,000                -
                                                                       -----------      -----------
             Net cash provided by financing activities                     500,000                -
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                      (209,821)       1,277,661
Cash and cash equivalents at beginning of period                         2,579,843        6,481,550
                                                                       -----------      -----------
Cash and cash equivalents at end of period                             $ 2,370,022      $ 7,759,211
                                                                       ===========      ===========
Supplemental Cash Flow Information:
   Cash payments (refunds) for income taxes                            $  (173,222)     $ 1,368,112
                                                                       ===========      ===========
   Cash payments for interest                                          $   410,698      $   813,358
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

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Canaan's 2001 Annual Report on Form 10-K.

The consolidated financial statements include the financial statements of Canaan and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and March 31, 2001, reflect adjustments (which were normal and recurring) which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations of the interim periods presented. Results of the three months ended are not necessarily indicative of results expected for the full year.

2.   Long-Term Debt

The Company has a secured revolving credit facility with a group of banks which provides for a borrowing base of $45,000,000, with no monthly principal payments currently required, based on the Company's oil and natural gas reserves. The credit facility has a maturity date of October 2003. The terms of the facility give the Company the option of either borrowing at the LIBOR rate plus a margin of 1.5% to 2.50% or at a base rate approximating the prime rate plus a margin ranging from 0.0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. At March 31, 2002, the Company had $40,000,000 of its total debt balance under the LIBOR interest option, resulting in a rate on that date of 4.58%. The credit facility contains various affirmative and restrictive covenants limiting additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. The credit facility is subject to a commitment fee for the banks maintaining of funds available for Canaan. The commitment fee ranges from 0.25% to 0.50%, based on the amount of the revolving commitment in effect for the applicable period. Borrowings under the agreement are secured by substantially all of the Company's oil and natural gas properties.

For the three months ended March 31, 2002, the Company's Debt to EBITDA Ratio and Debt Service Coverage Ratio did not comply with that required under the credit agreement. In February 2002, the bank lending group granted the Company a one-time waiver of the projected default by the Company to be created by the noncompliance with respect to the Debt to EBITDA Ratio and Debt Service Coverage Ratio for the quarter ended March 31, 2002. All other financial ratios calculated under the credit agreement were within their required ranges. There can be no assurance that the bank lending group will grant waivers of default arising from any future noncompliance with prescribed financial ratios when, or if they occur.

3.   Derivative Instruments and Hedging Activities

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

The Company periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and natural gas price volatility. These transactions include financial price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage the Company's exposure to oil and natural gas price fluctuations. The oil and natural gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

During February and March 2002, Canaan entered into financial natural gas price hedging instruments which represented approximately 3,210,000 MMBTU of natural gas production at a weighted average price of $2.86 per MMBTU. The hedged natural gas volumes represent approximately 48% of Canaan's 2002 estimated natural gas production on an Mcfe basis. The 2002 hedging instruments settle monthly through December 31, 2002. As of March 31, 2002, the Company has 2,900,000 MMBTU remaining on the various contracts, which are hedged at a weighted average price of $2.92 per MMBTU.

The Company does not hold or issue derivative instruments for trading purposes. The Company's commodity-price swaps in place as of March 31, 2002 have been designated as a cash flow hedge. Changes in the fair value of the derivative is reported on the balance sheet in "Accumulated Other Comprehensive Income" ("AOCI"). These amounts are reclassified to oil and natural gas sales when the forecasted transaction takes place.

The Company assesses the effectiveness of its hedges based on, at least quarterly, relative changes in fair value between the derivative instrument and the hedged forecasted sale of oil and natural gas. For the quarter ended March 31, 2002, the Company recorded an immaterial net charge which represented the ineffectiveness of the cash-flow hedge. The ineffectiveness is recorded in oil and natural gas sales in the consolidated statement of operations.

As of March 31, 2002, all of the net deferred losses on derivative instruments accumulated in AOCI are expected to be reclassified to earnings by December 31, 2002 (the expiration of the price swap contract). The reclassifications will be made as the hedged natural gas is produced.

4.   Earnings Per Share

All outstanding options were excluded from the calculation of diluted earnings per share for the three-month period ended March 31, 2002, as the Company incurred a net loss. The dilutive effect of the stock options for the 2001 period was an addition of 14,340 shares.

5.  Subsequent Event

On April 19, 2002, the Company, CHK Acquisition, Inc., an Oklahoma corporation ("Sub"), and Chesapeake Energy Corporation, an Oklahoma corporation ("Chesapeake"), executed an Agreement and Plan of Merger pursuant to which Sub will, subject to the conditions and upon the terms stated therein, merge with and into the Company. Pursuant to the Merger, $18 will be paid for each outstanding share of common stock of the Company. All outstanding employee options to purchase the Company's common stock will be fully vested and converted into a right to receive the difference between $18 per share and the exercise price. Under certain circumstances, the Company has agreed to provide Chesapeake with a $5,000,000 break-up fee in the event the transaction is not completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of Canaan's financial position as of March 31, 2002, and its results of operations for the three-month periods ended March 31, 2002 and 2001. It is presumed that readers have read or have access to Canaan's 2001 Form 10-K.

On April 19, 2002, the Company and Chesapeake entered into a merger agreement pursuant to which Chesapeake will acquire the Company. Pursuant to the merger, $18.00 will be paid for each outstanding share of common stock of the Company. All outstanding employee options to purchase the Company's common stock will be fully vested and converted into a right to receive the difference between $18.00 per share and the exercise price. The consummation of the merger is subject to customary terms and conditions, including the approval of the shareholders of the Company and is expected to occur by August 2002. As discussed herein, our expectations of 2002 operations and capital expenditures and resources are those of the Company exclusive of effects of the proposed merger. Upon consummation of the merger, management of Chesapeake may have other expectations based on their available resources.

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31,
--------------------------------------------------------------------------------
2001
----
For the three months ended March 31, 2002, we recorded a net loss of $644,871 or $.15 per share on total revenues of $4,605,014. These results compare with net earnings for the three months ended March 31, 2001 of $3,730,832 or $.76 per share on total revenues of $11,421,012. This 117% decrease in net earnings was primarily due to lower oil and natural gas prices received during the first three months of 2002 coupled with lower production, as well as the recognition of a contract fulfillment obligation to a terminated officer of the Company, as more fully described below in the general and administrative discussion. The downward effects of these items on net earnings were partially mitigated by an income tax benefit of $395,000 for the first three months of 2002 as compared to an income tax provision of $2,256,000 for the comparable period of 2001, as well as reductions in production taxes and interest expense.

Revenues. Revenues from oil and natural gas sales decreased by 60%, or $6,815,998 to $4,605,014 for the three months ended March 31, 2002, as compared to $11,421,012 for the same period of 2001. This decrease was the result of significantly lower natural gas prices coupled with a decrease in production on an Mcfe basis. In February 2002, Oklahoma experienced severe winter storms which produced heavy freezing precipitation over a number of days, causing massive power losses which lasted weeks in some areas of the state. The results were the shutting-in of production for a number of the Company's operated properties during a large part of February. An estimated 25,000 Mcfe was lost during this period due to the winter storm. Natural gas production decreased 4% to 1,609,443 Mcf during the three months ended March 31, 2002 as compared to 1,684,813 Mcf for the first three months of 2001. Oil production declined 1% from 43,247 Bbls during the three months ended March 31, 2001 to 42,763 Bbls for the three months ended March 31, 2002. The average price realized for natural gas decreased by 63%, or $3.80 per Mcf, to $2.27 per Mcf during the three months ended March 31, 2002, as compared to $6.07 per Mcf for the same period of 2001. Hedging activities for 2002 increased our average price for natural gas by $.01 per Mcf during the three months ended March 31, 2002, as opposed to decreasing our average price by $.74 for the comparable period of 2001. The average price realized for oil decreased by 19%, or $4.72 per Bbl to $20.65 during the three months ended March 31, 2002, as compared to $25.37 per Bbl for the same period of 2001. Natural gas hedging contract arrangements entered into in February and March of 2002, covering approximately 23% of our daily natural gas production, expire in December 2002.

Lease operating expense. Lease operating expense increased by 5%, or $59,886, to $1,157,875 for the three months ended March 31, 2002, as compared to $1,097,989 for the same period of 2001. The increase was due primarily to repairs and workovers coupled with the additional wells added during the last nine months of 2001. On an Mcfe basis, lease operating expense increased 10% during the three months ended March 31, 2002 to $.62 per Mcfe from $.56 per Mcfe during the same period in 2001.

Production taxes. Production taxes decreased 68%, or $561,840 to $266,165 for the three months ended March 31, 2002, as compared to $828,005 for the same period of 2001. This decrease was primarily the result of significantly lower natural gas prices received during the three months ended March 31, 2002 as compared to the same period of 2001. Production taxes are generally calculated based on gross oil and natural gas revenues prior to any hedging adjustments.

Depreciation and amortization expense. Depreciation and amortization expense decreased 2%, or $36,414 to $1,688,820 for the three months ended March 31, 2002, as compared to $1,725,234 for the same period of 2001. Depreciation and amortization expense from oil and natural gas properties decreased 2%, or $33,789 to $1,657,893 during the three months ended March 31, 2002 compared to $1,691,685 for the comparable period of 2001, due to decreased production during the three months ended March 31, 2002. Amortization expense per equivalent Mcf was $.89 for the three months ended March 31, 2002 versus $0.87 for the same period of 2001.

General and administrative expense. General and administrative expenses increased $967,241 or 90% to $2,046,652 during the three months ended March 31, 2002 as compared to $1,079,411 for the same period of 2001. The principal component of the increase is due to an accrual of $561,121 for a severance package for a former executive. Pursuant to his employment agreement with the Company which provided for employment to continue for a period of five years from November 1, 2000, if terminated without cause, the executive will continue to receive on a bi-monthly basis his base salary of $170,000 per year for the remaining term of his agreement ending October 31, 2005. Additionally, during the three months ended March 31, 2002, we incurred $150,000 for investment banking representation relating to the merger with Chesapeake. The Company also incurred bank charges to obtain bank waivers for non-compliance with certain debt covenants during the three months ended December 31, 2001, and March 31, 2002. During 2002, the Company incurred $86,000 in related bank fees.

General and administrative expenses per equivalent Mcf were $1.10 for the three months ended March 31, 2002 as compared $.56 for the same period of 2001, a 96% increase. Adjusted for the severance charge and the investment banking fee, general and administrative expenses per equivalent Mcf were $.72 for the three months ended March 31, 2002, compared to $.56 for the same period of 2001, a 29% increase.

Interest expense. Interest expense decreased $326,037 or 39% to $503,932 during the three months ended March 31, 2002 from $829,969 during the same period of 2001. The average interest rate on our debt has decreased substantially to a 4.55% average interest rate for the first three months of 2002 as compared to a 9.78% average interest rate for the same period of 2001.

Income taxes. Income tax decreased $2,651,243 from a provision of $2,256,000 for the three months ended March 31, 2001 to a benefit of $395,243 for the three months ended March 31, 2002. This decrease was due to lower pre-tax income, as previously discussed. The effective tax rates for the two periods were comparable.

Capital Expenditures, Capital Resources and Liquidity
-----------------------------------------------------

As of March 31, 2002 and December 31, 2001, we had cash balances of $2,370,022 and $2,579,843, respectively. Working capital increased from $3,953,479 at December 31, 2001 to $4,545,577 at March 31, 2002, due principally to lower accounts payable resulting from reduced capital expenditures.

For the three months ended March 31, 2002, net cash provided by operating activities was $698,285 as compared to net cash provided by operating activities of $3,404,382 for the three months ended March 31, 2001. This decrease was primarily the result of a substantial decrease in pre-tax earnings due to lower natural gas prices received during the three months ended March 31, 2002. EBITDA decreased $7,389,397 or 87% from $8,542,035 for the three months ended March 31, 2001 to $1,152,638 for the three months ended March 31, 2002.

Net cash used in investing activities for the three months ended March 31, 2002 was $1,408,106 as compared to $2,126,721 used in investing activities during the three months ended March 31, 2001, resulting in a $718,615 decrease in cash used. This change was primarily the result of decreased capital expenditures related to our 2002 drilling program as compared to the same period of 2001.

Net cash provided by financing activities was $500,000 for the three months ended March 31, 2002 compared with zero during the same period of 2001. Cash used in financing activities consists entirely of draws on our bank credit facility.

Capital expenditures. Our capital expenditures to date have focused primarily on the development of oil and natural gas properties in the Mid-Continent Region, as well as acquisitions of proved developed producing oil and natural gas properties located in the same area.

Prior to our agreement with Chesapeake our projected capital expenditures for 2002 were estimated to be $10 million, with approximately one half of our drilling budget dedicated to low-risk projects in the Anadarko Basin area of the Mid-Continent Region. We expended $1,408,106 during the three months ended March 31, 2002.

Under the terms of the Merger Agreement with Chesapeake, capital expenditures in excess of $10,000 require the prior approval of Chesapeake, with certain limited exceptions. Accordingly, we expect our capital expenditures to be limited.

Capital Resources. Our cash requirements have been met primarily in the past through cash generated from operations, and through available credit from our revolving bank credit facility. Our current credit facility provides for a borrowing base of $45,000,000, with no monthly principal payments currently required, based on our oil and natural gas reserves. The credit facility has a maturity date of October 2003, and contains terms that give us the option either of borrowing at the LIBOR rate plus a margin of 1.5% to 2.5% or at a base rate approximating the prime rate plus a margin ranging from 0% to 0.75% depending on the amount of advances outstanding in relation to the borrowing base. The credit facility contains various negative and affirmative covenants limiting additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions and requires the maintenance of various financial ratios. Borrowings under the agreement are secured by substantially all of the Company's oil and natural gas properties. At March 31, 2002, we had $42,764,683 advanced under the credit facility and our available credit was approximately $2,200,000.

Forward Looking Statements
--------------------------

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

At March 31, 2002, Canaan had financial hedging arrangements as follows:


                                                                           Weighted Average         Fair Value at
       Commodity                 Period                 Volumes                  Price             March 31, 2002
----------------------------------------------------------------------------------------------------------------------
                          April 1, 2002 to
      Natural Gas         December 31, 2002         2,900,000 MMBtu             $2.92              $(1,073,125)



Interest Rate Risk. Canaan had long-term debt outstanding of $42.8 million as of March 31, 2002. All of the debt outstanding at March 31, 2002 bears interest at floating rates which averaged 4.55% as of March 31, 2002. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2002 would equal approximately 46 basis points. Such an increase in interest rates would have increased Canaan's annual interest expense by approximately $197,000 assuming amounts borrowed at March 31, 2002 were outstanding for a 12 month period.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                          PART II -- OTHER INFORMATION

Items 1 - 5

     Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated March 18, 2002 reporting pursuant to
     Item 5 the declaration of a dividend of one preferred share purchase right for each share of outstanding common stock held of record on March 25, 2002 pursuant to a share rights plan approved and adopted by the Board of Directors of the Registrant on March 13, 2002.

     Current Report on Form 8-K dated April 24, 2002 announcing pursuant to
     Item 5 that the Registrant had entered into a merger agreement with Chesapeake Energy Corporation ("Chesapeake") on April 19, 2002, wherein Chesapeake will acquire all the outstanding capital stock of the Registrant for $18.00 cash per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CANAAN ENERGY CORPORATION
                                              (Registrant)


                                            /s/  Leo E. Woodard
                                     ----------------------------------------
                                                 Leo E. Woodard
                                       Chairman and Chief Executive Officer

                                          /s/  Michael S. Mewbourn
                                     ----------------------------------------
                                               Michael S. Mewbourn
                                            Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)

                                            /s/  John W. Mitchell
                                     ----------------------------------------
                                                 John W. Mitchell
                                      Controller and Chief Accounting Officer
                                          (Principal Accounting Officer)

Date:   May 15, 2002